Form 10-Q
period 1996-03-31
TRESCOM INTERNATIONAL INC
filed 1996-05-14
CIK 1003958

======================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       -----------

                                       FORM 10-Q

  (Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                    OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ________________

                            TRESCOM INTERNATIONAL, INC.
                 (Exact name of Registrant as Specified in its Charter)

                          Commission File Number : 0-27594

            FLORIDA                                     65-0454571
  (State or Other Jurisdiction                       (I.R.S. Employer
  of Incorporation or Organization)                   Identification No.)

     200 East Broward Boulevard
      Fort Lauderdale, Florida                              33301
  (Address of Principal Executive Offices)                (Zip Code)

                                   (954) 763-4000
                 (Registrant's Telephone Number, Including Area Code)

       Indicate by an X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  / X / Yes  /  / No

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                    Outstanding

  Common Stock, par value $0.0419              11,546,365 shares
  per share.                                   as of May 3, 1996.

  ========================================================================

                            TRESCOM INTERNATIONAL, INC.

                                    INDEX


                                                              Page No.

  PART I. FINANCIAL INFORMATION

  ITEM 1.     Financial Statements
       Consolidated Balance Sheets as of March 31, 1996
       (Unaudited) and December 31, 1995 . . . . . . . . . .       1

       Consolidated Statements of Operations for the Three
       Months Ended March 31, 1996 (Unaudited) and the Three
       Months Ended March 31, 1995 (Unaudited) . . . . . . .       3

       Consolidated Statements of Shareholders' Equity at
       March 31, 1996 (Unaudited). . . . . . . . . . . . . .       4

       Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1996 (Unaudited) and the Three
       Months Ended March 31, 1995 (Unaudited) . . . . . . . .      5

       Notes to Consolidated Financial Statements (Unaudited) .     6

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . .     15

  PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . .     19
  ITEM 2.  Changes in Securities . . . . . . . . . . . . . . .     19
  ITEM 3.  Default Upon Senior Securities . . . . . . . . . .      19
  ITEM 4.  Submission of Matters to a Vote of
            Security-Holders . . . . . . . . . . . . . . . . .     19
  ITEM 5.  Other Information . . . . . . . . . . . . . . . . .     19
  ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . .      19

  SIGNATURES

                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                        TRESCOM INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                              December 31,       March 31,
                                                  1995              1996
                                              ---------------------------

                                                               (Unaudited)
                                                       (In thousands)
  Current assets:
     Cash and cash equivalents . . . . . .       $2,052          $11,271
     Accounts receivable, net of allowance
       for doubtful accounts of $4,140 and
       $5,919, respectively . . . . . . . .       17,054           22,987
     Other current assets . . . . . . . . .        1,302            1,431
                                                  -----------------------
        Total current assets . . . . . . . .      20,408           35,689

  Property and equipment, at cost:
     Transmission and communications
      equipment . . . . . . . . . . . . . .       14,001           15,876
     Furniture, fixtures and other . . . .         3,494            4,352
                                                  -----------------------
                                                  17,495           20,228

     Less accumulated depreciation and
      amortization . . . . . . . . . . . .        (2,716)          (3,299)
                                                  ------------------------
                                                  14,779           16,929

  Other assets:
     Customer bases, net of accumulated
      amortization of $6,612 and $6,750,
       respectively . . . . . . . . . . .          3,092           2,955

     Excess of cost over net assets of
      businesses acquired, net of
      accumulated amortization of $1,371 and
      $1,619, respectively . . . . . . . .        33,313          33,065
     Other . . . . . . . . . . . . . . . .         1,038             402
                                                 _______________________
  Total assets . . . . . . . . . . . . . .       $72,630         $89,040
                                                 =======================

                  See accompanying notes to financial statements.

                              TRESCOM INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS EQUITY

                                               December 31,      March 31,
                                                   1995             1996
                                               ---------------------------
                                                               (Unaudited)
                                              (In thousands, except share
                                                  and per share data)
  Current liabilities:
     Accounts payable . . . . . . . . .           $1,613           $2,146
     Accrued network costs . . . . . . .          11,585           14,666
     Other accrued expenses . . . . . .            3,459            3,416
  Long-term obligations due within
    one year . . . . . . . . . . . . . .          25,290              118
  Notes payable to shareholder . . . . .           8,179              ---
    Other current liabilities . . . . . .            294              247
                                                  -----------------------
       Total current liabilities . . . . .        50,420           20,593

  Long term obligations (Note 3) . . . . .           702              671

  Shareholders' equity:
     Redeemable preferred stock, $.01 par
      value, 1,000,000 shares authorized
       including accrued undeclared dividends
       (Notes 4 and 8):
       Series A, 180,617 shares authorized,
        issued and outstanding; no shares
        authorized, issued, and outstanding . .   21,807              ---
       Series B, 200,000 shares authorized;
        104,444 shares authorized, issued
        and outstanding; no shares issued
        and outstanding . . . . . . . . . . .     11,620              ---
       Series C, 151,421 shares authorized,
        issued and outstanding; no shares
        authorized, issued, and outstanding . .   16,750              ---

  Common stock, $.0419 par value; 50,000,000
   shares authorized, 2,386,663 shares issued
   and outstanding; 11,529,187 shares issued
   and outstanding . . . . . . . . . . . . . . . .   100              483
  Deferred compensation . . . . . . . . . . . . .   (657)          (1,686)
  Additional paid-in capital . . . . . . . . . . .  4,124         105,309
  Accumulated deficit . . . . . . . . . . . . . . (32,236)        (36,330)
                                                  ------------------------
  Total shareholders' equity . . . . . . . . . . . 21,508          67,776
                                                  ------------------------
  Total liabilities and shareholders' equity . .  $72,630         $89,040
                                                  ========================

              See accompanying notes to financial statements.

                        TRESCOM INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)



                                                     First Quarter
                                              1995                  1996
                                              --------------------------
                                                 (In thousands, except
                                                     per share data)
  Revenues . . . . . . . . . . . . . . . .    $20,922            $32,331
  Cost of services . . . . . . . . . . . .     16,509             24,128
                                              ---------------------------
  Gross profit . . . . . . . . . . . . . .      4,413              8,203
  Selling, general and administrative . . .     6,540              7,409
  Depreciation and amortization . . . . . .       854              1,169
  Settlement with a major customer . . . .      4,069                ---
                                              ---------------------------
  Operating loss . . . . . . . . . . . . . .   (7,050)              (375)
  Other expenses, net:
       Interest . . . . . . . . . . . . . . .     578              1,075
       Other . . . . . . . . . . . . . . . .      ---                  1
                                               --------------------------
                                                  578              1,076
                                               --------------------------
  Net loss before extraordinary items . . . .  (7,628)            (1,451)
                                               --------------------------
  Extraordinary items . . . . . . . . . . . .     ---              1,956
                                               --------------------------
  Net loss . . . . . . . . . . . . . . . . .  $(7,628)           $(3,407)
                                              ===========================
  Per Share Data:
  Loss per share of common stock and
    common stock equivalents before
    extraordinary items . . . . . . . . . .    $(1.02)            $(0.14)
  Extraordinary items per share . . . . . .       ---              (0.19)
                                               --------------------------
  Loss per share of common stock and
    common stock equivalents
    after extraordinary items . . . . . . .    $(1.02)            $(0.33)
                                               ==========================
  Weighted average number of common stock
    and common stock equivalents
    outstanding . . . . . . . . . . . . . .     7,489             10,242
                                               ==========================

                 See accompanying notes to financial statements.

                               TRESCOM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       (Unaudited)

                                      (In thousands)

                                     Redeemable Preferred Stock
                             ---------------------------------------------
                                                 Accrued
                                                Undeclared       Stock
                             Shares    Amount    Dividends   Subscriptions
                             ---------------------------------------------
  Balance at
   December 31, 1995 . . .  436,482   $43,648     $6,529         $---
                            ----------------------------------------------
  Conversion of Redeemable
   Preferred Stock to
   Common Stock . . . . .  (436,482)  (43,648)       ---          ---
  Accrued dividends on
    Redeemable Preferred
     Stock . . . . . . . .     ---       ---         687          ---
  Conversion of accrued
    dividends on Redeemable
     Preferred Stock to
     Common Stock . . . .      ---       ---       7,216          ---
  Initial public offering
    of Common Stock . . .      ---       ---         ---          ---
  Costs associated with
    initial public offering
     of Common Stock . .       ---       ---         ---          ---
  Grant of stock options .     ---       ---         ---          ---
  Exercise of stock
    options . . . . . . .      ---       ---         ---          ---
  Net loss . . . . . . . .     ---       ---         ---          ---
                            ----------------------------------------------
  Balance at
    March 31, 1996 . . . .     ---      $---        $---         $---
                           -----------------------------------------------




                                           Common Stock
                                     ----------------------------------
                                                   Additional
                                                     Paid-In    Deferred
                                   Shares   Amount   Capital  Compensation
                                   ---------------------------------------
  Balance at
    December 31, 1995 . . . . .   2,386,663   $100     $4,124     $(657)
                                  ---------------------------------------
  Conversion of Redeemable
    Preferred Stock to
     Common Stock . . . . . .     3,911,129    164     43,484      ---
  Accrued dividends on
    Redeemable
     Preferred Stock . . . .           ---     ---        ---      ---
  Conversion of accrued
    dividends on Redeemable
     Preferred Stock to
      Common Stock . . . . .        646,482     27      7,189      ---
  Initial public offering
    of Common Stock . . . . .     4,545,455    190     50,537      ---
  Costs associated with
    initial public offering
     of Common Stock . . . .            ---    ---     (1,739)     ---
  Grant of stock options . . .          ---    ---      1,701   (1,029)
  Exercise of stock options . .      39,458      2         13      ---
  Net loss . . . . . . . . . .          ---    ---        ---      ---
                                 --------------------------------------
  Balance at March 31, 1996 . .  11,529,187   $483   $105,309  $(1,686)
                                 --------------------------------------



                                                                Total

                                        Accumulated          Shareholders'
                                          Deficit               Equity
                                      -----------------------------------
  Balance at December 31, 1995 . . .  $(32,236)             $21,508
                                      -----------------------------------
  Conversion of Redeemable
   Preferred Stock to
   Common Stock . . . . .  . . . . .       ---                  ---
  Accrued dividends on
    Redeemable Preferred
     Stock . . . . . . . . . . . . .      (687)                 ---
  Conversion of accrued
    dividends on Redeemable
     Preferred Stock to
     Common Stock . . . . . . . . . .      ---                   ---
  Initial public offering
    of Common Stock . . . . . . . . .      ---               50,727
  Costs associated with
    initial public offering
     of Common Stock . . . . . . . . .     ---               (1,739)
  Grant of stock options . . . . . . .     ---                  672
  Exercise of stock
    options . . . . . . . . . . . . . .    ---                   15
  Net loss . . . . . . . . . . . . . .   (3,407)             (3,407)
                                        --------------------------------
  Balance at March 31, 1996 . . . . . . (36,330)              $67,776
                                        --------------------------------

                See accompanying notes to financial statements.

                           TRESCOM INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)


                                                         First Quarter
                                                      1995           1996
                                                      --------------------

                                                          (In thousands)

  Cash flows used in operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .    $(7,628)    $(3,407)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization . . . . . . .        854       1,169
       Non-cash interest expense on
         swap agreement . . . . . . . . . . . . . .       ---         407

       Non-cash interest expense on note
         to shareholder . . . . . . . . . . . . . .       ---         297
       Non-cash compensation . . . . . . . . . . . .      ---         672
       Extraordinary item:  early retirement
         of revolving credit facility . . . . . . . .     ---         431
       Extraordinary item:  early retirement
         of note to shareholder . . . . . . . . . . .     ---       1,524
       Changes in operating assets and
         liabilities, net:
           Accounts and notes receivable . . . . . .     1,806     (5,933)
           Other current assets . . . . . . . . . . .     (100)      (750)
           Accounts payable . . . . . . . . . . . . .      600        533
           Accrued network costs . . . . . . . . . . .   5,671      3,081
           Other accrued expenses . . . . . . . . . .   (1,153)      (449)
           Other current liabilities . . . . . . . . .      29        (47)
                                                        ------------------
  Net cash used in operating activities . . . . . . .       79     (2,472)

  Cash flows used in investing activities:
       Purchases of property, plant and equipment . . . (2,312)    (2,733)
       Expenditures for line installations . . . . . .     (71)         4
                                                         -----------------
  Net cash used in investing activities . . . . . . . .  (2,383)   (2,729)

  Cash flows from financing activities:
       Net proceeds from the issuance of
         common stock . . . . . . . . . . . . . . . . .     ---    50,727
       Costs relating to initial public offering . . . .    ---    (1,123)
       Proceeds from stock subscriptions . . . . . . . .  6,000       ---
       Repayment of revolving credit facility . . . . .     ---   (24,173)
       Repayment of seller's note . . . . . . . . . . .     ---    (1,000)
       Repayment of notes payable to shareholder . . . .    ---   (10,000)
       Proceeds from stock option exercise . . . . . . .    ---        15
       Repayment of debt . . . . . . . . . . . . . . . .    (20)      ---
       Principal payments on capital lease obligations .    (50)      (26)
                                                         -----------------
  Net cash provided by financing activities . . . . . .   5,930    14,420
                                                         -----------------
  Net change in cash . . . . . . . . . . . . . . . . . .  3,626     9,219
  Cash and cash equivalents at beginning of period . . .   (382)    2,052
                                                         -----------------
  Cash and cash equivalents at end of period . . . . . . $3,244   $11,271
                                                         =================
  Interest paid . . . . . . . . . . . . . . . . . . . .    $582      $766
                                                         =================

           See accompanying notes to financial statements.

  1.     Business

         Organization and Basis of Presentation

            TresCom International, Inc. (the "Company") was incorporated in Florida on December 8, 1993 as TeraCom Communications, Inc.
  Effective June 30, 1994, the Company changed its name to TresCom International, Inc. The Company was considered a development stage enterprise from inception until February 22, 1994, the date revenues were first generated. During the development stage, the Company incurred a net loss of $319.

            The Company is a facilities based long distance telecommunications carrier focused on international long distance traffic originating in the United States. The Company offers telecommunications services, including long distance, calling cards, prepaid debit cards, international toll-free calling and bilingual operator services.

            The Company has a limited operating history and has sustained net losses since its inception. In addition, the Company had a working capital deficiency of approximately $30,012 at December 31, 1995 but had a working capital surplus of approximately $15,096 at March 31, 1996. The Company generated negative cash flows from operations of $16,443 during the year ended December 31, 1995 and $2,472 for the three months ended March 31, 1996. Further, since its formation, the Company has experienced growth and its operations have required substantial additional capital. The Company's growth has placed and will continue to place, significant demands on the Company's financial and other resources. In connection with these demands, the Company successfully completed an initial public offering of its Common Stock, par value $.0419 per share (the "Common Stock") in February 1996 (the "Initial Public Offering") for net proceeds of approximately $48,600 as described in Note 8.

            The 1995 Annual Report on Form 10-K for the Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report of Form 10-Q. The consolidated financial statements at March 31, 1996 and the quarter then ended are unaudited and the balance sheet at December 31, 1995 is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year.

  2.     Summary of Significant Accounting Policies

       Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

       Property and Equipment

            Property and equipment is recorded at cost. Depreciation and amortization is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

            Transmission and communications equipment     3 to 10 years
            Furniture, fixtures and other                 3 to 7 years

            The costs of software and software upgrades purchased for internal use are capitalized.

       Advertising

            The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of fees paid to various telemarketing entities and agents. The capitalized costs are amortized over a six-month period beginning in the month revenues associated with those costs are first generated.

            At March 31, 1996, advertising costs totaling $447 were recorded as assets. Advertising expense for the year ended December 31, 1995 and the quarter ended March 31, 1996 were $1,431 and $414, respectively.

       Other Assets

            The excess of cost over net assets of businesses acquired represents the excess of the consideration paid over the fair value of the net assets and is amortized on a straight-line basis over 35 years. Customer bases are recorded on the estimated value of the customer bases acquired in the acquisition of businesses and are amortized on a straight-line basis over seven years.

            Periodically, the Company assesses the appropriateness of the asset valuations and the amortization periods based on the present value of the current and anticipated future cash flows and projected profitability of the acquired business.

            Legal expenses and other direct costs incurred in connection with obtaining financing agreements are deferred and amortized over the life of the financial agreements. Such costs amounted to $533 during the year ended December 31, 1995. Subsequent to the Company's Initial Public Offering, all existing financial agreements were paid off in their entirety. Accordingly, any remaining unamortized portion of the costs were expensed in the first quarter of 1996. Of the expense incurred relating to these costs, $148 was ordinary and $431 was extraordinary.

       Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Revenues

            Revenues from long distance telecommunications services are recognized when the services are provided.

       Cost of Services

            Cost of services include payments to local exchange carriers ("LECs"), interexchange carriers and post, telegraph and telephone organizations primarily for access and transport charges.

       Concentrations of Credit Risk and Major Customers

            The Company derives a majority of its operating revenues from commercial customers in Florida, New York, St. Thomas and Puerto Rico. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's allowance for doubtful accounts is based upon
  management's estimates and historical experience.   In situations where
  the Company deems appropriate, prepayment and/or cash deposits are required for the provision of services.

       Income Taxes

            The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

       Per Share Data

            The computation of fully diluted pro forma net loss per share of Common Stock was antidilutive; therefore, the amounts reported for primary and fully diluted are the same.

            Pro forma net loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding after giving retroactive effect to the conversion, in February 1996, of all of the Company's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), Series B Preferred Stock, $.01 par value per share (the "Series B Preferred Stock") and Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), and related accrued and unpaid dividends thereon, into Common Stock in connection with the consummation of the Company's Initial Public Offering, plus cheap stock as defined below. Pursuant to Securities and

  Exchange Commission Staff Accounting Bulletin No. 83, common stock, common stock equivalents and other potentially dilutive securities (including preferred stock) issued at prices below the assumed initial public offering price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for its Initial Public Offering have been included as outstanding for all periods presented (using the treasury stock method at the assumed Initial Public Offering Price) even though the effect is to reduce the loss per share. Pro forma net loss per share was $0.3296 for the quarter ended March 31, 1996. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with its Initial Public Offering.

       New Accounting Pronouncements

            In 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is now evaluating the carrying value of its long lived assets and identifiable intangibles, including goodwill, in accordance with SFAS 121 in light of events or changes in circumstances which indicate that the carrying amount of such assets may not be recoverable.
   In 1996, the Company also adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The Company does not expect the effect of adopting these statements to be material.

  3.     Long-Term Obligations

            A summary of long-term obligations is as follows:


                                           December 31,      March 31,
                                              1995             1996
                                           ---------------------------

  Credit facility . . . . . . . . . .         $24,173          $ ---
  Note payable to former shareholder
    of business acquired, bearing 5%
    simple interest, due
    February 1996 . . . . . . . . . .           1,000            ---
  Loans payable to the Small
    Business Administration,
    bearing interest at 4%, due
    in monthly principal and
    interest payments of $3 through
    February 2015, collaterized by
    a security agreement covering
    certain assets . . . . . . . . . .            432            428
  Capital leases bearing interest at
    rates ranging from 9% to
    18% and payable in monthly installments
    ranging from $2 to $5 . . . . . . .           383            359
  Other . . . . . . . . . . . . . . . .             4              2
                                               ---------------------
                                               25,992            789
                                               ---------------------
  Less amounts due within one year . . .       25,290            118

                                               ---------------------
                                               $  702           $671
                                               =====================

            In November 1994, a wholly-owned subsidiary of the Company obtained from a bank a revolving credit facility (the "Credit Facility") with an aggregate commitment of $27,000, which expires on June 30, 1996. Outstanding advances under the Credit Facility accrued interest at the Eurodollar Rate (as defined), plus certain specified percentages, depending on the Company's leverage ratio. At December 31, 1995, the rate was 10.375%. The Company is required to pay a quarterly commitment fee of .5% of the annualized average daily unused amount of the line of credit.

            Under the terms of the Credit Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into an interest rate swap agreement and an interest rate cap agreement (the "Instruments") with a commercial bank to convert variable interest rate payments to fixed payments. At March 31, 1996, the notional principal amount of the swap agreement was $6,400 and the notional principal amount of the interest rate cap was $13,600. The Instruments effectively change the Company's interest rate exposure on $20,000 of variable rate notes due in June 1996 from variable to a fixed rate of 9%. The Instruments mature in January 1998. The Company is exposed to credit loss in the event of nonperformance by the other party to the Instruments. The Instruments are cross-collateralized to the Credit Facility. The estimated fair value (i.e., the net present value of the amount the Company will be required to pay the counterpart over the remaining term of the agreement) of the Instruments, based on the quoted market price provided by the financial institution, which is a party to the Instruments, is $562 and $407 at December 31, 1995 and March 31, 1996, respectively. Generally, the net fair value of the Instruments would decrease with an increase in interest rates and would increase as a result of a decrease in interest rates.

            On February 16, 1996, the Company repaid all outstanding amounts borrowed under the Credit Facility. As a result, the Instruments are no longer being utilized for hedging purposes. During the first quarter of 1996, the Company recorded a charge to interest expense in the approximate amount of $500 to reflect, as a liability, the current net settlement value of the Instruments.

            In October and November 1995, the Company borrowed $7,000 and $3,000, respectively, under one-year notes bearing interest at 12% compounded quarterly from a major shareholder of the Company. In connection with these notes, the Company issued a warrant to purchase 358,034 shares of the Company's Common Stock at an exercise price of $.42 per share. The warrants are exercisable immediately and expire October 2, 2007. Of the $10,000 in borrowings, approximately $2,400 has been allocated to the value of the warrants. On February 14, 1996, the Company repaid the entire balance relating to the notes and the warrants. Extraordinary interest expense in the amount of $1,524 was recognized in the first quarter.

            Principal payments on all obligations are:

  For the nine months ended December 31, 1996 . . . . . . . . . . .    $88
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   126
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   138
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
  2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .   333
                                                                      ----
                                                                      $790
                                                                      ====

  4.     Capitalization

       Preferred Stock

            The Board of Directors of the Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value per share, in one or more series and to fix the powers, voting rights, designations and preferences of each series. During 1994, the Board of Directors authorized two series of Preferred Stock: 179,420 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock. Both provided for 10% cumulative dividends per annum, compounded semi-annually.

            On August 9, 1995, the Board of Directors authorized 151,421 shares of Series C Preferred Stock. In addition, the Board of Directors authorized an additional 1,197 shares of Series A Preferred Stock. The dividend rate on Series A Preferred Stock was increased to 12% beginning on August 1, 1995, with dividend accruals compounded quarterly beginning on October 15, 1995. The dividend rate on the Series C Preferred Stock provided for 12% cumulative dividends per annum, compounded quarterly, computed retroactively from February 23, 1995.

            The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock required mandatory redemption of preference value plus dividends upon the earlier of the closing of an underwritten public offering of shares of Common Stock or in three equal annual installments beginning February 1, 2002, in the case of Series A Preferred Stock and Series C Preferred Stock, or February 1, 2003, in the case of Series B Preferred Stock. Under certain circumstances outside the control of the Company, upon the effective date of an initial public offering, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were required to exchange their shares for shares of Common Stock; the number of shares of Common Stock calculated based on the redemption value of the Preferred Stock divided by the Initial Public Offering price less underwriting discounts and commissions. The Company was entitled to redeem, at its option, Series A Preferred Stock and Series C Preferred Stock in whole or Series B Preferred Stock in whole or in part at the redemption price. The Preferred Stock had a preference value of $100 per share for purposes of calculating dividends and redemption value.

            On February 5, 1996, the terms of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were amended such that mandatory redemption was not required. In connection with the Initial Public Offering, on February 7, 1996, the Series A

  Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into 4,557,895 shares of Common Stock.

            On February 13, 1996, the Company effected a reverse stock split of its Common Stock at a ratio of approximately 4.19-to-1. The share and per share amounts in the financial statements have been adjusted for the reverse stock split.

       Stock Option Plan

            The Company has a stock option plan under which a total of 936,432 options to purchase shares of Common Stock may be granted to officers, key employees, consultants and directors.
  The Stock Option Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after February 22, 2004.

            The following table summarizes all option activity for the year ended December 31, 1995 and the quarter ended March 31, 1996.

                                                               Number of
                                                            options issued
                                                            --------------
  Outstanding as of December 31, 1994 . . . . . . . .          110,840
         Canceled . . . . . . . . . . . . . . . . . .          110,840
         Granted . . . . . . . . . . . . . . . . . .           484,955
         Forfeited . . . . . . . . . . . . . . . . .            12,749
                                                               -------
  Outstanding as of December 31, 1995 . . . . . . . .          472,206
         Canceled . . . . . . . . . . . . . . . . . .          222,460
         Granted . . . . . . . . . . . . . . . . . . .         396,119
         Forfeited . . . . . . . . . . . . . . . . . .           6,614
                                                               -------
  Outstanding as of March 31, 1996 . . . . . . . . . .         639,251
                                                               =======

            At December 31, 1995 and March 31, 1996, of the options outstanding 112,094 and 501,599, respectively, were non-contingent options and 360,112 and 137,652, respectively, were contingent options. As a result of the Company's Initial Public Offering, contingent options now vest in a manner identical to non-contingent options. Consequently, nearly all options granted in 1995 vest as to 20% on the first anniversary of the date of hire and 20% on each anniversary thereafter. All options granted by the Company in the first quarter of 1996 vest as to 20% on the first anniversary of the date of grant and as to an additional 20% on each anniversary thereafter. All options expire on the tenth anniversary of the grant date, unless sooner terminated under the terms of the Stock Option Plan.

            As of March 31, 1996, the Company has 247,132 options outstanding at an exercise price of $.42 per share and 392,119 options outstanding at an exercise price of $12.00 per share. All options were granted at fair market value on the date of grant. Non-cash compensation expense was recorded over the vesting period of the non-contingent options. Accordingly, $139 and $672 of non-cash compensation expense was recorded in the year ended December 31, 1995 and the quarter ended March 31, 1996, respectively.

            At December 31, 1995 and March 31, 1996, 17,587 and 97,902
  options, respectively, were exercisable.

  5.     Commitments and Contingencies

            The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company, based on knowledge of facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial condition or results of operations.

            The Company has entered into agreements where it either owns portions of or has the indefeasible right to use transmission cables. These agreements require the Company to fund portions of the construction, operation and maintenance costs. At March 31, 1996, the Company has firm construction commitments under both types of agreement of approximately $350. Construction costs are capitalized and depreciated over ten years after the transmission cable becomes operational. The capitalized costs of transmission cables at March 31, 1996 are $2,995. The Company has projected maintenance costs of $280 for transmission cables during the remaining nine months of 1996.

  6.     Financial Instruments

            The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, Credit Facility and amounts payable for business acquired approximate the respective fair values due to the short maturities of these instruments. The fair values for long-term obligations are as follows:


                                                  Carrying         Fair
                                                   Value          Value
                                                  -----------------------
  March 31, 1996
     Notes payable to former shareholders . . .    $---           $---
     Notes payable to shareholder . . . . . . .     ---            ---
     Loans payable to the Small
       Business Administration . . . . . . . . .    428            312
     Interest rate swap . . . . . . . . . . . .     407            407
  December 31, 1995
     Notes payable to former shareholders . . .   1,000            995
     Notes payable to shareholder . . . . . . .   8,179         10,000
     Loans payable to the Small Business

      Administration . . . . . . . . . . . . . .    432            316
     Interest rate swap . . . . . . . . . . . . .   ---            562


  7.      Related Party Transactions

            The Company buys network services from and provides network services to LCI International, Inc. ("LCI"). At December 31, 1995, the net amount due to LCI was $772. At March 31, 1996, the net amount due from LCI was $2,311. This amount includes a promotional credit of $1,500 for services rendered during the first quarter of 1996. During 1995 and the first quarter of 1996, $5,086 and $2,883 of services were provided and $7,822 and $1,767 were used, respectively. At March 31, 1996, an affiliate of a major shareholder of the Company owned in excess of 20% of LCI.

  8.     Initial Public Offering

            On February 13, 1996, the Company sold 4,545,455 shares of its Common Stock at $12 per share in the Initial Public Offering. The net proceeds of this sale were approximately $48,600. The net proceeds were used to retire debt and accrued interest of approximately $35,800.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

            The Company's revenues are a function of switched minutes of use and rate structure, which in turn are a function of the Company's customer and service mix. The long distance telecommunications industry has experienced increasing volume and decreasing rates for several years, although in recent years the rate of price decline has moderated. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through LECs and transmission through other long distance carriers.

  Operating Information

            The following table should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto.


                                             Three Months Ended March 31,
                                               1995                 1996
                                             ----------------------------
                                                    (Unaudited)
                                               (In thousands, except per
                                                        share data)
  Revenues . . . . . . . . . . . . . .        $20,922             $32,331
  Cost of services . . . . . . . . . .         16,509              24,128
                                              ----------------------------

  Gross profit . . . . . . . . . . . .          4,413               8,203
  Selling, general and
     administrative . . . . . . . . .           6,540               7,409
  Depreciation and amortization . . .             854               1,169
  Settlement with a major customer . .          4,069                ---
                                              ----------------------------
  Operating loss . . . . . . . . . . .         (7,050)               (375)
  Interest expense, net . . . . . . .             578               1,075
  Other expense, net . . . . . . . . .            ---                   1
                                              ----------------------------
  Net loss before extraordinary items .        (7,628)             (1,451)
  Extraordinary items . . . . . . . . .           ---               1,956
                                              ----------------------------
  Net loss . . . . . . . . . . . . . .         $(7,628)           $(3,407)
                                              ============================

                                   - 15 -


  Per Share Data:
  Loss per share of common stock and
    common stock equivalents before
    extraordinary items . . . . . . .          $ (1.02)           $(0.14)
  Extraordinary items per share . . .              ---             (0.19)
                                               --------------------------
  Loss per share of common stock and
    common stock equivalents after
    extraordinary items . . . . . . .         $  (1.02)         $  (0.33)
                                              ===========================

  Results of Operations for the Three Months Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

            Revenues. Revenues increased 54.5%, or $11.4 million, from $20.9 million in the first quarter of 1995 to $32.3 million in the first quarter of 1996 due to an increase in minutes of use as well as an increase in average revenue per minute resulting from a change in the mix of business. Minutes of use grew 36.7% from 73.2 million minutes in the first quarter of 1995 to 100.1 million minutes in the first quarter of 1996 and average revenue per minute increased 10.3% from $.29 in the first quarter of 1995 to $.32 in the first quarter of 1996.

            Costs of Services. Costs of services increased 46.1%, or $7.6 million, from $16.5 million in the first quarter of 1995 to $24.1 million in the first quarter of 1996. This increase was due to increased volumes resulting from new business and, to a lesser extent, growth from existing customers.

            Gross Profit.   Gross profit increased 86.4%, or $3.8 million,
  from $4.4 million in the first quarter of 1995 to $8.2 million in the
  first quarter of 1996.   As a percentage of revenues, gross profit
  increased from 21.1% in the first quarter of 1995 to 25.4% in the first quarter of 1996 primarily due to network cost decreases resulting from the implementation of a least cost routing system during the second and third quarters of 1995 and its continued utilization throughout the first quarter of 1996.

            Selling General and Administrative Expense. Selling, general and administrative expense increased 13.8%, or $.9 million, from $6.5 million in the first quarter of 1995 to $7.4 million in the first quarter of 1996. This increase was due to variable costs associated with higher revenues, bad debt and non-cash charges related to deferred compensation. As a percentage of revenues, selling, general and administrative expense decreased from 31.1% in the first quarter of 1995 to 22.9% in the first quarter of 1996 as the Company was able to leverage its fixed costs over more revenue while only experiencing modest increases in its variable costs.

            Depreciation and Amortization Expense. Depreciation and amortization expense increased 33.3%, or $.3 million, from $.9 million in the first quarter of 1995 to $1.2 million in the first quarter of 1996. This increase was due to the depreciation of assets purchased to support the Company's network and corporate infrastructure.

            Settlement with a Major Customer. The three months ended March 31, 1995 included a charge of $4.1 million attributable to one customer which provided calling center services.

            Net Loss. Net loss decreased 55.3%, or $4.3 million, from ($7.6) million in the first quarter of 1995 to ($3.4) million in the first quarter of 1996. Included in the net loss amount for the first quarter of 1996 is $2.0 million of non-recurring extraordinary items related to the early extinguishment of debt. Net loss before extraordinary items decreased 81.6%, or $6.2 million, from ($7.6) million in the first quarter of 1995 to ($1.4) million in the first quarter of 1996.


  Liquidity and Capital Resources

            The Company's liquidity requirements arise from working capital needs, primarily the acquisition and maintenance of switching capacity, cost of services and interest and, on a historical basis, principal payments on outstanding indebtedness. The Company is a holding company, the principal assets of which are the capital stock of TresCom U.S.A., Inc., Global Telephone Holdings, Inc., TresCom Network Services, Inc. ("TNS") and The St. Thomas and San Juan Telephone Company and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the private placement of equity securities, bank borrowings and loans from shareholders.

            During the first quarter of 1996, the Company successfully completed changes to its capital structure which significantly improved its financial position. In February 1996, the Company sold 4,545,455 shares of its Common Stock in the Initial Public Offering which generated approximately $48.6 million in net proceeds. Concurrent with the Initial Public Offering, the Company converted all outstanding shares of its Preferred Stock, and accrued and unpaid dividends thereon, into shares of Common Stock. The Company used the net proceeds from the Initial Public Offering, in part, to repay the majority of its short-term and long-term debt obligations, including the amounts outstanding under the Credit Facility discussed below. The net impact of these changes in the Company's financial results will be a reduction in interest expense and amortization of deferred financing fees in excess of $4.0 million on an annual basis.

            On February 16, 1996, TNS repaid all amounts outstanding under the Credit Facility, which had an aggregate commitment of $24.2 million, and no longer has available borrowings under such facility. Borrowings under the Credit Facility accrued interest at the Eurodollar Rate plus certain specified percentages, depending on the Company's leverage ratio. Prior to repayment on February 16, 1996, TNS had borrowed $24.2 million, which was used to fund the acquisition of Total
  Telecommunications Incorporated, to refinance existing indebtedness of the Company, to provide working capital and to fund general corporate purposes of the Company. The Credit Facility is secured by security interests in substantially all of the present and future property, assets and rights of the Company and its subsidiaries. The Credit
  Facility is also guaranteed by the Company and certain of its subsidiaries. Under the terms of the Credit Facility, TNS and the Company's other subsidiaries were restricted from declaring, making or paying any distributions to the Company except in certain limited circumstances.

            In addition, under the terms of the Credit Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into the Instruments (as defined in Note 3 to the Company's Notes to Consolidated Financial Statements). Those Instruments effectively changed the Company's interest rate exposure on $20 million of variable rate notes due in June 1996 from variable to a fixed rate of 9%. The Instruments are cross-collateralized to the Credit Facility. Since the Company repaid all outstanding amounts borrowed under the Credit Facility on February 16, 1996, the Instruments are no longer being utilized for hedging purposes. As a result, during the first quarter of 1996, the Company recorded a charge to interest expense in the approximate amount of $.5 million to reflect, as a liability, the current net settlement value of the Instruments. This liability generally decreases as interest rates increase and increases as interest rates decrease. The Company may elect to settle this liability through a cash payment during 1996.

       Capitalization

            The following table highlights the significant changes in the Company's capital structure as a result of the conversion of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and all accrued and unpaid dividends thereon, the sale of 4,545,455 shares of Common Stock in the Initial Public Offering, and operations since December 31, 1995.


                                December 31,                     March 31,
                                   1995           Adjustments       1996
                               ------------      -----------    ---------
  Current maturities -

   Credit Facility . . . .        $24,173          ($24,173)       $    0
   - Seller's note . . . .          1,000            (1,000)            0
   - Capital lease
      obligations . . . . .           102                 1           103
  Notes payable to
     shareholders . . . . .         8,179            (8,179)            0

  Capital lease
    obligations . . . . . .           285               (27)           258

  Shareholders' equity:
     Preferred Stock . . . .       50,177           (50,177)            0
     Common Stock . . . . .           100               383           483
     Additional paid-in
      capital . . . . . . .         4,124           101,185       105,309
     Accumulated deficit . .      (32,236)           (4,053)      (36,289)
       Total shareholders'
        equity . . . . . . .       21,508            46,268        67,776
       Total capitalization .      55,247            12,890        68,137


       Capital Requirements

       During the first three months of 1996, the Company had capital expenditures of $2.7 million. The Company's expected capital expenditure requirements for the remainder of 1996 are $12.0 million, of which approximately $8.0 million relates to expansion of switched facilities and continued investment in undersea fiber optic cables. The Company expects that cash generated by operations and remaining net proceeds from the Initial Public Offering will be sufficient to fund its working capital needs and planned capital expenditures for the foreseeable future.

  Impact of Seasonality

       The Company's long distance revenue is subject to seasonal variations, primarily because most of the Company's revenue is generated by commercial customers. Use of long distance services by commercial customers is typically lower in the fourth quarter due to holidays and on weekends throughout the year.


                          PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.

       See Note 5 to the Notes to Consolidated Financial Statements.


  Item 2.   Changes in Securities.

       In connection with the Company's Initial Public Offering, all outstanding shares of the Company's Preferred Stock, and accrued and unpaid dividends thereon, were converted into shares of Common Stock.

  Item 3.   Default Upon Senior Securities.

       None.


  Item 4.   Submission of Matters to a Vote of Security-Holders.

       None.


  Item 5.   Other Information.

       None.


  Item 6.   Exhibits and Reports on Form 8-K.

       (a)     Exhibits

            10.1  Employment Agreement between the Company and William A.
                  Paquin

            27.   Financial Data Schedule

       (b)     Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:  May 14, 1996


                                           TRESCOM INTERNATIONAL, INC.
                                     -------------------------------------
                                                  (Registrant)



                                              /s/ Wesley T. O'Brien
                                                 Wesley T. O'Brien
                                     President and Chief Executive Officer



                                             /s/ William A. Paquin
                                                 William A. Paquin
                                           Chief Financial Officer and
                                             Chief Accounting Officer

                                EXHIBIT INDEX



                                                         Sequentially
                                                           Numbered
   Exhibit No.                  Description                  Page
   -----------                  -----------              ------------
     10.1               Employment Agreement between
                        the Company and William A. Paquin

     27                 Financial Data Schedule
