Form 10-Q
period 1996-06-30
TRESCOM INTERNATIONAL INC
filed 1996-08-14
CIK 1003958

------------------------------------------------------------------------
  ------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                 ------------------

                                      FORM 10-Q
  (Mark One)

  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                     OR

  /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _____________

                         TRESCOM INTERNATIONAL, INC.
            (Exact name of Registrant as Specified in its Charter)

                    Commission File Number: 0-27594

             FLORIDA                                          65-0454571
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation  or Organization)                            Identification
  No.)

        200 East Broward Boulevard
         Fort Lauderdale, Florida                                33301
  (Address of Principal Executive Offices)                     (Zip Code)


                                (954) 763-4000
                (Registrant's Telephone Number, Including Area Code)

  ________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X / Yes
  /   / No

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



              Class                                      Outstanding
              -----                                      -----------

       Common Stock, par value $0.0419                11,620,907 shares
       per share.                                     as of August 12,
                                                      1996.

  ------------------------------------------------------------------------
  -----------------------------------------------------------------------

                         TRESCOM INTERNATIONAL, INC.

                                   INDEX


  PART I.  FINANCIAL INFORMATION                                  Page No.
  ------------------------------

  ITEM 1.     Financial Statements

              Consolidated Balance Sheets as of June 30, 1996
              (Unaudited) and December 31, 1995 . . . . . . . . . . . . 2

              Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1996 (Unaudited)
              and the Three and Six Months Ended June 30, 1995
              (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 4

              Consolidated Statements of Shareholders' Equity
              at June 30, 1996 (Unaudited)  . . . . . . . . . . . . . . 5

              Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1996 (Unaudited) and the Six Months
              Ended June 30, 1995 (Unaudited) . . . . . . . . . . . . . 6

              Notes to Consolidated Financial Statements (Unaudited). 7-15

  ITEM 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .  16


  PART II.  OTHER INFORMATION
  ---------------------------

  ITEM 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .19

  ITEM 2.     Changes in Securities . . . . . . . . . . . . . . . . . .19

  ITEM 3.     Default Upon Senior Securities  . . . . . . . . . . . . .19

  ITEM 4.     Submission of Matters to a Vote of Security-Holders . . .19

  ITEM 5.     Other Information . . . . . . . . . . . . . . . . . . . .20

  ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . 20

  SIGNATURES

                        PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

                          TRESCOM INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               December 31,     June 30,
                                                   1995           1996
                                               ---------------------------

  (Unaudited)
                                                      (In thousands)
  Current assets:
       Cash and cash equivalents                $   2,052       $   8,902
       Accounts receivable, net allowance
         for doubtful accounts of $4,140
         and $5,587, respectively                  17,054          26,166
       Other current assets                         1,302           2,173
                                                 ------------------------
          Total current assets                     20,408          37,241
  Property and equipment, at cost:
       Transmission and communications equipment   14,001          16,561
       Furniture, fixtures and other                3,494           5,175
                                                 ------------------------
                                                   17,495          21,736
       Less accumulated depreciation and
         amortization                              (2,716)         (3,945)
                                                 ------------------------
                                                   14,779          17,791

  Other assets:
       Customer bases, net of accumulated
         amortization of $6,612 and $1,037,
         respectively                               3,092           2,817
       Excess of cost over net assets of businesses
         acquired, net of accumulated amortization
         of $1,371 and $1,866, respectively        33,313          32,817
       Other                                        1,038             401
                                                -------------------------
  Total assets                                  $  72,630        $ 91,067
                                                =========================



           See accompanying notes to consolidated financial statements.

                         TRESCOM INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                               December 31,     June 30,
                                                   1995           1996
                                               ---------------------------

  (Unaudited)
                                               (In thousands, except share
                                                     and per share data)
  Current liabilities:
     Accounts payable                           $   1,613       $   3,430
     Accrued network costs                         11,585          16,047
     Other accrued expenses                         3,459           3,456
     Long-term obligations due within one year     25,290             120
     Notes payable to shareholder                   8,179              --
        Other current liabilities                     294             237
                                                -------------------------
           Total current liabilities               50,420          23,290
  Long term obligations (Note 3)                      702             650
  Shareholders' equity
     Redeemable preferred stock, $.01 par value,
       1,000,000 shares authorized including
       accrued undeclared dividends
       (Note 4 and 8)
           Series A, 180,617 shares authorized,
              issued and outstanding; no shares
              authorized, issued and outstanding   21,807              --
           Series B, 200,000 shares authorized;
              104,444 shares issued and outstanding;
              no shares authorized, issued and
              outstanding                          11,620              --
           Series C, 151,421 shares authorized,
              issued and outstanding; no shares
              authorized, issued and outstanding   16,750              --
     Common stock, $.0419 par value; 50,000,000
        shares authorized, 2,386,663 shares issued
        and outstanding; 11,529,187 shares issued
        and outstanding                               100             484
     Deferred compensation                           (657)         (1,385)
     Additional paid-in capital                     4,124         104,795
     Accumulated deficit                          (32,236)        (36,767)
                                                -------------------------
  Total shareholders' equity                       21,508          67,127
                                                -------------------------
  Total liabilities and shareholders' equity    $  72,630       $  91,067
                                                =========================

          See accompanying notes to consolidated financial statements.

                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                         1996       1995        1996       1995
                                       --------   --------    --------   --------
                                          (In thousands, except per share data)
    Revenues                          $ 33,521    $ 25,956    $ 65,852   $ 46,878
    Cost of services                    26,131      18,163      50,258     34,672
                                      -------------------------------------------
    Gross profit                         7,390       7,793      15,594     12,206
    Selling, general and
       administrative                    6,903       6,427      14,313     12,968
    Depreciation and amortization        1,089         846       2,257      1,699
    Settlement with a major customer       ---         ---         ---      4,069
                                      -------------------------------------------
    Income (loss) from operations         (602)        520        (976)    (6,530)
    Interest (income) expense, net        (165)        569         911      1,147
    Other expense, net                     ---         ---           1        ---
                                      -------------------------------------------
    Net loss before extraordinary
       items                              (437)        (49)     (1,888)    (7,677)
    Extraordinary items                    ---         ---       1,956        ---
                                      -------------------------------------------
    Net loss                          $   (437)   $     (49)  $ (3,844)  $ (7,677)
                                      ===========================================
    Per Share Data:
    Loss per share of common stock
       and common stock equivalents
       before extraordinary items       $(0.04)      $(0.01)    $(0.17)    $(1.03)
    Extraordinary items per share          ---          ---     $(0.17)       ---
                                      -------------------------------------------
    Loss per share of common stock and
       common stock equivalents after
       extraordinary items              $(0.04)      $(0.01)    $(0.34)    $(1.03)
                                      ===========================================

    Weighted average number of common
       stock and common stock
       equivalents outstanding          12,157        7,489     11,205      7,489
                                      ===========================================

                 See    accompanying   notes    to   consolidated   financial
  statements.

                                   TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        (Unaudited)
                        (In thousands, except share and per share data)


                                              Redeemable Preferred Stock
                                         -----------------------------------------
                                                             Accrued     Stock
                                                             Undeclared  Sub-
                                          Shares    Amount   Dividends  scriptions
                                         --------  --------  ---------- ----------
    Balance at December 31, 1995          436,482   $43,648     $6,529     $---
                                         --------------------------------------
    Conversion of Redeemable Preferred
       Stock to Common Stock             (436,482)  (43,648)       ---      ---
    Accrued dividends on Redeemable
       Preferred Stock                        ---       ---        687      ---
    Conversion of accrued dividends on
       Redeemable Preferred Stock to
       Common Stock                           ---       ---     (7,216)     ---
    Initial public offering of Common Stock   ---       ---        ---      ---
    Costs associated with initial public
       offering of Common Stock               ---       ---        ---      ---
    Grant of stock options                    ---       ---        ---      ---
    Exercise of stock options                 ---       ---        ---      ---
    Net loss                                  ---       ---        ---      ---
                                         --------------------------------------
    Balance at March 31, 1996                 ---      $---       $---     $---

    Grant of stock options                    ---       ---        ---      ---
    Exercise of stock options                 ---       ---        ---      ---
    Forfeiture of stock options               ---       ---        ---      ---
    Costs associated with initial public
       offering of Common Stock               ---       ---        ---      ---
    Net loss                                  ---       ---        ---      ---
                                         --------------------------------------
    Balance at June 30, 1996                  ---      $---       $---     $---
                                         ======================================

                                                           Common Stock
                                                 --------------------------------

                                                                       Additional
                                                                         Paid-in
                                                   Shares     Amount     Capital
                                                 ----------   ------   ----------
    Balance at December 31, 1995                  2,386,663     $100     $4,124
                                                 ------------------------------
    Conversion of Redeemable Preferred
       Stock to Common Stock                      3,911,129      164     43,484
    Accrued dividends on Redeemable
       Preferred Stock                                  ---      ---        ---
    Conversion of accrued dividends on
       Redeemable Preferred Stock to
       Common Stock                                 646,482       27      7,189
    Initial public offering of Common Stock       4,545,455      190     50,537
    Costs associated with initial public
       offering of Common Stock                         ---      ---     (1,739)
    Grant of stock options                              ---      ---      1,701
    Exercise of stock options                        39,458        2         13
    Net loss                                            ---      ---        ---
                                                 ------------------------------
    Balance at March 31, 1996                    11,529,187     $483   $105,309

    Grant of stock options                              ---      ---        ---
    Exercise of stock options                        14,108        1          8
    Forfeiture of stock options                         ---      ---       (236)
    Costs associated with initial public
       offering of Common Stock                         ---      ---       (286)
    Net loss                                            ---      ---        ---
                                                 ------------------------------
    Balance at June 30, 1996                     11,550,648     $484   $104,795

                                                                       Total
                                               Deferred  Accumulated Shareholders'
                                            Compensation   Deficit     Equity
                                            ------------ ----------- ------------

    Balance at December 31, 1995                $(657)    $(32,236)    $21,508
                                              --------------------------------
    Conversion of Redeemable Preferred
       Stock to Common Stock                      ---          ---         ---
    Accrued dividends on Redeemable
       Preferred Stock                            ---         (687)        ---
    Conversion of accrued dividends on
       Redeemable Preferred Stock to
       Common Stock                               ---          ---         ---
    Initial public offering of Common
       Stock                                      ---          ---      50,727
    Costs associated with initial public
       offering of Common Stock                   ---          ---      (1,739)
    Grant of stock options                     (1,029)         ---         672
    Exercise of stock options                     ---          ---          15
    Net loss                                      ---       (3,407)     (3,407)
                                              --------------------------------
    Balance at March 31, 1996                 $(1,686)    $(36,330)    $67,776

    Grant of stock options                        ---          ---         ---
    Exercise of stock options                      65          ---          74
    Forfeiture of stock options                   236          ---         ---
    Costs associated with initial
       public offering of Common Stock            ---          ---        (286)
    Net loss                                      ---         (437)       (437)
                                              ---------------------------------
    Balance at June 30, 1996                  $(1,385)    $(36,767)     $67,127
                                              =================================

            See accompanying notes to consolidated financial statements.

                             TRESCOM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (Unaudited)




                                                       Six Months Ended June 30,
                                                        -------------------------
                                                             1995         1996
                                                          --------      --------
                                                               (In thousands)
    Cash flows used in operating activities:
    Net loss                                              $  (7,677)   $  (3,844)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                          1,699        2,257
       Non-cash interest expense on swap agreement              ---          362
       Non-cash interest expense on note to shareholder         ---          297
       Non-cash compensation                                    ---          737
       Extraordinary item:  early retirement of revolving
          credit facility                                       ---          431
       Extraordinary item:  early retirement of note to
          shareholder                                           ---        1,524
       Changes in operating assets and liabilities, net:
          Accounts and notes receivable                      (2,620)      (9,191)
          Other current assets                                 (700)      (1,545)
          Accounts payable                                   (1,605)       1,818
          Accrued network costs                               9,186        4,462
          Other accrued expenses                             (1,493)        (365)
          Other current liabilities                              88          (57)
                                                          ----------------------
    Net cash used in operating activities                    (3,122)      (3,114)

    Cash flows used in investing activities:
       Purchases of property, plant and equipment            (3,489)      (4,242)
       Expenditures for line installations                     (232)         (52)
                                                          ----------------------
    Net cash used in investing activities                    (3,721)      (4,294)

    Cash flows from financing activities:
       Net proceeds from the issuance of common stock           ---       50,727
       Costs relating to initial public offering                ---       (1,279)
       Proceeds from stock subscriptions                      9,000          ---
       Repayment of revolving credit facility                   ---      (24,173)
       Repayment of seller's note                               ---       (1,000)
       Repayment of notes payable to shareholder                ---      (10,000)
       Proceeds from stock option exercise                      ---           24
       Repayment of debt                                        (26)         ---
       Principal payments on capital lease obligations         (179)         (41)
                                                          ----------------------
    Net cash provided by financing activities                 8,795       14,258
                                                          ----------------------
    Net change in cash                                        1,952        6,850
    Cash and cash equivalents at beginning of period           (382)       2,052
                                                          ----------------------
    Cash and cash equivalents at end of period            $   1,570    $   8,902
                                                          ======================
    Interest paid                                         $     456    $      64
                                                          ======================

              See accompanying notes to consolidated financial statements.

  1.     Business

         Organization and Basis of Presentation

         TresCom International, Inc. (the "Company") was incorporated in Florida on December 8, 1993 as TeraCom Communications, Inc. Effective June 30, 1994, the Company changed its name to TresCom International, Inc. The Company was considered a development stage enterprise from its inception until February 22, 1994, the date revenues were first generated. During the development stage, the Company incurred a net loss of $319.

         The    Company   is    a    facilities   based    long    distance
  telecommunications carrier focused on international long distance traffic originating in the United States. The Company offers telecommunications services, including long distance, calling cards, prepaid debit cards, international toll-free calling and bilingual operator services.

         The Company has a limited operating history and has sustained net losses since its inception. In addition, the Company had a working capital deficiency of approximately $33,012 at December 31, 1995 but had a working capital surplus of approximately $13,951 at June 30, 1996. The Company generated negative cash flows from operations of $16,433 during the year ended December 31, 1995 and $602 and $976 for the three and six months ended June 30, 1996, respectively. Further, since its formation, the Company has experienced growth and its operations have required substantial additional capital. The Company's growth has placed and will continue to place, significant demands on the Company's financial and other resources. In connection with these demands, the Company successfully completed an initial public offering of its Common Stock, par value $.0419 per share (the "Common Stock") in February 1996 (the "Initial Public Offering") for net proceeds of approximately $48,600 as described in Note 8.

         The 1995 Annual Report on Form 10-K for the Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The consolidated financial statements at June 30, 1996 and the quarter then ended are unaudited and the balance sheet at December 31, 1995 is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year.

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

         Advertising

         The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of fees paid to various telemarketing entities and agents. The capitalized costs are amortized over a nine-month period beginning in the month revenues associated with those costs are first generated.

         At June 30, 1996, advertising costs totaling $695 were recorded as assets. Advertising expense for the year ended December 31, 1995 was $1,431 and advertising expense for the three and six months ended June 30, 1996 were $414 and $724, respectively.

         Other Assets

         The excess of costs over net assets of businesses acquired represents the excess of the consideration paid over the fair value of the net assets and is amortized on a straight-line basis over 35 years. Customer bases are recorded on the estimated value of customer bases acquired in the acquisition of businesses and are amortized on a straight-line basis over seven years.

         Periodically, the Company assesses the appropriateness of the asset valuations and the amortization periods based on the present value of the current and anticipated future cash flows and projected profitability of the acquired business.

         Legal expenses and other direct costs incurred in connection with obtaining financial agreements are deferred and amortized over the life of the financial agreements. Such costs amounted to $533 during the year ended December 31, 1995. Subsequent to the Company's Initial Public Offering, all existing financial agreements were paid off in their entirety. Accordingly, any remaining unamortized portion of the costs were expensed in the first quarter of 1996. Of the expense incurred relating to these costs, $148 was ordinary and $431 was extraordinary.

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

         Income Taxes

         The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recorded to reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

         Per Share Data

         The computation of fully diluted pro forma net loss per share of Common Stock was antidilutive; therefore, the amounts reported for primary and fully diluted are the same.

         Pro forma net loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding after giving retroactive effect to the conversion, in February 1996, of all the Company's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), Series B Preferred Stock, $.01 par value per share (the "Series B Preferred Stock") and Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), and related accrued and unpaid dividends thereon, into Common Stock in connection with the consummation of the Company's Initial Public Offering, plus cheap stock as defined below. Pursuant to Securities and Exchange Commission Staff

  Accounting Bulletin No. 83, common stock, common stock equivalents and other potentially dilutive securities (including preferred stock) issued at prices below the assumed initial public offering price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for its Initial Public Offering have been included as outstanding for all periods presented (using the treasury stock method at the assumed Initial Public Offering price) even though the effect is to reduce loss per share. Pro forma net loss per share was $0.0359 and $0.3431 for the three and six months ended June 30, 1996, respectively. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with its Initial Public Offering.

         New Accounting Pronouncements

         In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is now evaluating the carrying value of its long-lived assets and identifiable intangibles, including goodwill, in accordance with SFAS 121 in light of events or changes in circumstances which indicate that the carrying amount of such assets may not be recoverable. In 1996, the Company also adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company does not expect the effect of adopting these statements to be material.

  3.     Long-Term Obligations

         A summary of long-term obligations is as follows:

                                                December 31,    June 30,
                                                     1995          1996
                                                --------------------------

  Credit facility                                  $24,173         $ ---
  Note payable to former shareholder of business
     acquired, bearing 5% simple interest, due
     February 1996                                   1,000           ---
  Loans payable to the Small Business
     Administration, bearing interest at 4%, due
     in monthly principal and interest payments of
     $3 through February 2015, collateralized by
     a security agreement covering certain assets      432           424
  Capital leases bearing interest at rates ranging
     from 9% to 18% and payable in monthly
     installments ranging from $2 to $5                383           344
  Other                                                  4             2
                                                  ----------------------
                                                    25,992           770
                                                  ----------------------
  Less amounts due within one year                  25,290           120
                                                  ----------------------
                                                  $    702          $650
                                                  ======================

         In November 1994, a wholly-owned subsidiary of the Company obtained from a bank a revolving credit facility (the "Credit Facility") with an aggregate commitment of $27,000, which expired on June 30, 1996. Outstanding advances under the Credit Facility accrued interest at the Eurodollar Rate (as defined), plus certain specified percentages, depending on the Company's leverage ratio. At December 31, 1995, the rate was 10.375%. The Company was required to pay a quarterly commitment fee of .5% of the annualized average daily unused amount of the line of credit.

         Under the terms of the Credit Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into an interest rate swap agreement and interest rate cap agreement (the "Instruments") with a commercial bank to convert variable interest rate payments to fixed payments. At June 30, 1996, the notional principal amount of the swap agreement was $6,400 and the notional principal amount of the interest rate cap was $13,600. The Instruments effectively change the Company's interest rate exposure on $20,000 of variable rate notes due in June 1996 from variable to a fixed rate of 9%. The Instruments mature in January 1998. The Company is exposed to credit loss in the event of nonperformance by the other party to the Instruments. The Instruments are cross-collateralized to the Credit Facility. The estimated fair value (i.e., the net present value of the amount the Company will be required to pay the counterpart over the remaining term of the agreement) of the Instruments, based upon the quoted market price provided by the financial institution, which is a party to the Instruments, is $562 and $390 at December 31, 1995 and June 30, 1996, respectively. Generally, the net fair value of the Instruments would decrease with an increase in interest rates and would increase as a result of a decrease in interest rates.

         On February 16, 1996, the Company repaid all outstanding amounts borrowed under the Credit Facility. As a result, the Instruments are no longer being utilized for hedging purposes. During the first quarter of 1996, the Company recorded a charge to interest expense in the approximate amount of $500 to reflect, as a liability, the current net settlement value of the Instruments.

         In  October and  November 1995,  the Company  borrowed $7,000  and
  $3,000, respectively, under one-year notes bearing interest at 12% compounded quarterly from a major shareholder of the Company. In connection with these notes, the Company issued a warrant to purchase 358,034 shares of the Company's Common Stock at an exercise price of $.42 per share. The warrants are exercisable immediately and expire on October 2, 2007. Of the $10,000 in borrowings, approximately $2,400 has been allocated to the value of the warrants. On February 14, 1996, the Company repaid the entire balance relating to the notes and the warrants. Extraordinary interest expense in the amount of $1,524 was recognized in the first quarter of 1996.

         Principal payments on all obligations are:

                For the nine months ended December 31, 1996      $ 59
                1997                                              126
                1998                                              138
                1999                                               68
                2000                                               18
                2001                                               19
                Thereafter                                        333
                                                                 ----
                                                                 $761
                                                                 ====

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

         On August 9, 1995, the Board of Directors authorized 151,421 shares of Series C Preferred Stock. In addition, the Board of Directors authorized an additional 1,197 shares of Series A Preferred Stock. The dividend rate on Series A Preferred Stock was increased to 12% beginning August 1, 1995, with dividend accruals compounded quarterly beginning October 15, 1995. The dividend rate on the Series C Preferred Stock provided for 12% cumulative dividends per annum, compounded quarterly, computed retroactively from February 23, 1995.

         The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock required mandatory redemption of preference value plus dividends upon the earlier of the closing of an underwritten public offering of shares of Common Stock or in three equal annual installments beginning February 1, 2002, in the case of Series A Preferred Stock and Series C Preferred Stock, or February 1, 2003, in the case of Series B Preferred Stock. Under certain circumstances outside the control of the Company, upon the effective date of an initial public offering, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were required to exchange their shares for shares of Common Stock; the number of shares of Common Stock calculated based on the redemption value of the Preferred Stock dividend by the Initial Public Offering price less underwriting discounts and commissions. The Company was entitled to redeem, at its option, Series A Preferred Stock and Series C Preferred Stock in whole or Series B Preferred Stock in whole or in part at the redemption price. The Preferred Stock had a preference value of $100 per share for purposes of calculating dividends and redemption value.

         On February 5, 1996, the terms of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were amended such that mandatory redemption was not required. In connection with the Initial Public Offering, on February 7, 1996, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into 4,557,895 shares of Common Stock.

         On February 13, 1996, the Company effected a reverse stock split of Common Stock at a ratio of approximately 4.19-to-1. The share and per share amounts in the financial statements have been adjusted for the reverse stock split.

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

         The following table summarizes all option activity for the year ended December 31, 1995 and the quarter ended June 30, 1996.

                                                               Number of
                                                               options
                                                               issued
                                                               -----------

  Outstanding as of December 31, 1994                              110,840
     Canceled                                                      110,840
     Granted                                                       484,955
     Forfeited                                                      12,749
                                                                   -------
  Outstanding as of December 31, 1995                              472,206
     Canceled                                                      222,460
     Granted                                                        80,179
     Forfeited                                                      53,566
                                                                   -------
  Outstanding as of June 30, 1996                                  562,120
                                                                   =======

         At December 31, 1995, March 31, 1996 and June 30, 1996, of the options outstanding 112,094, 484,988 and 456,516, respectively, were non-contingent options and 360,112, 117,930 and 105,604, respectively, were contingent options. As a result of the Company's Initial Public Offering, contingent options now vest in a manner identical to non-
  contingent options. Consequently, nearly all options granted in 1995 vest as to 20% on the first anniversary of the date of hire and 20% on each anniversary thereafter. All options granted by the Company in the first quarter of 1996 vest as to 20% on the first anniversary of the date of grant and as to an additional 20% on each anniversary thereafter. The Company did not grant any options during the second quarter of 1996. All options expire on the tenth anniversary of the grant date, unless sooner terminated under the terms of the Stock Option Plan.

         As of June 30, 1996, the Company had 185,001 options outstanding at an exercise price of $.42 per share, 327,119 options outstanding at an exercise price of $12.00 per share and 50,000 options outstanding at an exercise price of $17.625 per share. All options were granted at fair market value on the date of grant. Non-cash compensation expense was recorded over the vesting period of the non-contingent options. Accordingly, $139 and $737 of non-cash compensation expense was recorded in the year ended December 31, 1995 and the six months ended June 30, 1996, respectively.

         At December  31,  1995  and  June  30,  1996,  17,587  and  45,144
  options, respectively, were exercisable.

  5.     Commitments and Contingencies

         The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company, based on the knowledge of facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial condition or results of operations.

         The Company has entered into agreements where it either owns portions of or has the indefeasible right to use transmission cables. These agreements require the Company to fund portions of the construction, operation and maintenance costs. At June 30, 1996, the Company has firm construction commitments under both types of agreements of approximately $375. Construction costs are capitalized and depreciated over ten years after the transmission cable becomes operational. The capitalized costs of transmission cables at June 30,
  1996 are $2,995. The Company  has projected maintenance costs of   $360
  for transmission cables during the remaining six months of 1996.

  6.     Financial Instruments

         The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, Credit Facility and amounts payable for business acquired approximate the respective fair values due to the short maturities of these instruments. The fair values for long-term obligations are as follows:

                                                    Carrying         Fair
                                                      Value         Value
                                                    ----------------------
  June 30, 1996
       Notes payable to former shareholders            $---          $---
       Notes payable to shareholder                     ---           ---
       Loans payable to the Small Business
           Administration                               424           309
       Interest rate swap                               362           362

  December 31, 1995
       Notes payable to former shareholders           1,000           995
       Notes payable to shareholder                   8,179        10,000
       Loans payable to the Small Business
          Administration                                432           316
       Interest rate swap                               ---           562

  7.     Related Party Transactions

         The Company buys network services from and provides network services to LCI International, Inc. ("LCI"). At December 31, 1995, the net amount due to LCI was $772. At June 30, 1996, the net amount due from LCI was $898. During 1995 and the first six months of 1996, $5,086 and $5,781 of services were provided and $7,822 and $3,404 were used, respectively. At June 30, 1996, and affiliate of a major shareholder of the Company owned in excess of 20% of LCI.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

         The Company's revenues are a function of switched minutes of use and rate structure, which in turn are a function of the Company's customer and service mix. The long distance telecommunications industry has experienced increasing volume and decreasing rates for several years, although in recent years the rate of price decline has moderated considerably. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through LECs and transmission through other long distance carriers.

  Operating Information

         The following table should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto.

                                           Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                         1996       1995        1996       1995
                                       --------   --------    --------   --------
                                                    (Unaudited)
                                         (In thousands, except per share data)
    Revenues                            $33,521    $25,956     $65,852   $46,878
    Cost of services                     26,131     18,163      50,258    34,672
                                        ----------------------------------------
    Gross profit                          7,390      7,793      15,594    12,206
    Selling, general and administrative   6,903      6,427      14,313    12,968
    Depreciation and amortization         1,089        846       2,257     1,699
    Settlement with a major customer        ---        ---         ---     4,069
                                        ----------------------------------------
    Operating (income) loss                (602)       520        (976)   (6,530)
    Interest expense, net                  (165)       569         911     1,147
    Other expense, net                      ---        ---           1       ---
                                        ----------------------------------------
    Net loss before extraordinary items    (437)       (49)     (1,888)   (7,677)
    Extraordinary items                     ---        ---       1,956       ---
                                        ----------------------------------------
    Net loss                            $  (437)   $   (49)    $(3,844)  $(7,677)
                                        ========================================

    Per Share Data:
    Loss per share of common stock and
      common stock equivalents before
      extraordinary items                $(0.04)    $(0.01)     $(0.17)   $(1.03)
    Extraordinary items per share           ---        ---       (0.17)      ---
                                         ------     ------      ------    ------
    Loss per share of common stock and
      common stock equivalents after
      extraordinary items                $(0.04)    $(0.01)     $(0.34)   $(1.03)
                                         ======     ======      ======    ======


  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 (All dollar amounts in thousands except per share amounts)

         REVENUES. Total revenues increased 29.1%, or $7.6 million, from $26.0 million to $33.5 million and 40.5%, or $19.0 million, from $46.9 million to $65.9 million for the three and six months ended June 30, 1996, respectively. The revenue growth in such periods was due to a continued increase in minutes of use. Minutes of use grew 33.4%, or
  28.4 million, from 73.2 million minutes to 113.6 million minutes, and 35.0%, or 55.4 million minutes, from 158.3 million minutes to 213.7 million minutes for the three and six months ended June 30, 1996, respectively. The increase in revenue for the three months ended June 30, 1996 was primarily driven by growth in retail sales. Total retail sales volume was in excess of $10.0 million, a 24.4% growth from the first quarter of 1996.

         COST OF SERVICES. Cost of services increased 43.9%, or $8.0 million from $18.2 million to $26.1 million and 45.0%, or $15.6 million, from $34.7 million to $50.3 million for the three and six months ended June 30, 1996, respectively. This increase was due to increased volumes resulting from new business and, to a lesser extent, growth from existing customers.

         GROSS PROFIT. Gross profit decreased 5.2%, or $0.4 million, from $7.8 million to $7.4 million and increased 27.8%, or $3.4 million, from $12.2 million to $15.6 million for the three and six months ended June 30, 1996, respectively. These changes were brought on by the combined impact of pricing trends in the Company's wholesale segment, changes in geographic revenue mix and higher costs associated with re-routing South American traffic during the quarter. Gross margin, as a percentage of revenues, decreased to 22.0% for the three months ended June 30, 1996 as a result of the factors listed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 7.4%, or $0.5 million, from $6.4 million to $6.9 million and 10.4%, or $1.3 million, from $13.0 million to $14.3 million for the three and six months ended June 30, 1996, respectively. The increased selling, general and administrative expense was due to the variable costs associated with higher revenue and increased sales and marketing expense.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 28.7%, or $0.2 million, from $0.8 million to $1.1 million and 32.8%, or $0.6 million, from $1.7 million to $2.3 million for the three and six months ended June 30, 1996, respectively. This increase was due to the depreciation of assets purchased to support the Company's network and corporate infrastructure.

         SETTLEMENT WITH A MAJOR CUSTOMER.   The six months ended  June 30,
  1995 included a charge of $4.1 million attributable to one customer which provided calling center services.

         NET INCOME (LOSS). Net loss remained constant during the three months ended June 30, 1996 compared to the corresponding period in the prior year and decreased 49.9%, or $3.8 million, from $(7.7) million to $(3.8) million for the six months ended June 30, 1996. Included in the net loss amount for the first six months of 1996 is $2.0 million of non-recurring extraordinary items related to the early extinguishment of debt. Net loss before extraordinary items decreased by 75.4%, or $5.9 million, from $(7.6) million to $(1.8) million for the six months ended June 30, 1996.

  Liquidity and Capital Resources

         The Company's liquidity requirements arise from working capital needs, primarily the acquisition and maintenance of switching capacity, cost of services and interest and, on a historical basis, principal payments on outstanding indebtedness. The Company is a holding company, the principal assets of which are the capital stock of TresCom U.S.A., Inc., Global Telephone Holdings, Inc., TresCom Network Services ("TNS") and The St. Thomas and San Juan Telephone Company and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the private placement of equity securities, bank borrowings and loans from stockholders.

         During the first quarter of 1996, the Company successfully completed changes to its capital structure which significantly improved its financial position. In February 1996, the Company sold 4,545,455 shares of its Common Stock in an Initial Public Offering which generated approximately $48.6 million in net proceeds. Concurrent with the Initial Public Offering, the Company converted all outstanding shares of its Preferred Stock, and accrued and unpaid dividends thereon, into shares of Common Stock. The Company used the net proceeds from its
  Initial Public Offering, in part, to repay all of its short-term and long-term debt obligations. The net impact of these changes in the Company's financial position will be a reduction in interest expense and amortization of deferred financing fees in excess of $4.0 million on an annual basis.

         On February 16, 1996, TNS repaid all amounts outstanding under the Credit Facility, which had an aggregate commitment of $24.2 million and no longer has available borrowings under such facility. Borrowings under the Credit Facility accrued interest at the Eurodollar Rate plus certain specified percentages, depending on the Company's leverage ratio. Prior to repayment on February 16, 1996, TNS had borrowed $24.2 million, which was used to fund the acquisition of Total Telecommunications Incorporated, to refinance existing indebtedness of the Company and to provide working capital and to fund general corporate purposes of the Company. The Credit Facility was secured by security interests in substantially all of the present and future property, assets and rights of the Company and its subsidiaries. The Credit Facility was also guaranteed by the Company and certain of its subsidiaries. Under the terms of the Credit Facility, TNS and the Company's other subsidiaries were restricted from declaring, making or paying any distributions to the Company except in certain limited circumstances. The Credit Facility expired on June 30, 1996.

         In addition, under the terms of the Credit Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into the Instruments. Those Instruments effectively changed the Company's interest rate exposure on $20 million of variable rate notes due June 1996 from variable to a fixed rate of 9%. The Instruments are cross-collateralized to the Credit Facility. Since the Company repaid all outstanding amounts borrowed under the Credit Facility on February 16, 1996, the Instruments are no longer being utilized for hedging purposes. As a result, during the first six months of 1996, the Company recorded a charge to interest expense in the approximate amount of $.4 million to reflect, as a liability, the current net settlement value of the Instruments. This liability generally will decrease as interest rates increase and increase as interest rates decrease. The Company may elect to settle this liability through a cash payment during 1996.

         Capitalization

         There were no significant changes to the Company's capitalization structure during the three months ended June 30, 1996.

         Capital Requirements

         During the first six months of 1996, the Company had capital expenditures of $4.2 million. The Company's expected capital expenditure requirements for the remainder of 1996 are $6.0 million, of which $5.5 million relates to expansion of switched facilities and continued investment in undersea fiber optic cables. The Company intends to fund a portion of its capital expenditures for the remainder of 1996 with additional asset financing. The Company expects that cash generated by operations and the remaining net proceeds from the Initial Public Offering will be sufficient to fund the remainder of its working capital needs and planned capital expenditures for the foreseeable future.

  Impact of Seasonality

         The Company's long distance revenue is subject to seasonal variations, primarily because most of the Company's revenue is generated by commercial customers. Use of long distance services by commercial customers is typically lower in the fourth quarter due to holidays and on weekends throughout the year.

                         PART II - OTHER INFORMATION
                         ---------------------------

  Item 1.    Legal Proceedings.
             -----------------

             See Note 5 to the Notes to Consolidated Financial Statements.

  Item 2.    Changes in Securities.
             ---------------------

             None

  Item 3.    Default Upon Senior Securities.
             ------------------------------

             None

  Item 4.    Submission of Matters to a Vote of Security-Holders.
             ---------------------------------------------------

             The Company held its Annual Meeting of Shareholders on June 5, 1996. Proposals presented for a shareholder vote were (i) the election of two Class I Directors, and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 1996.

             Each of the incumbent Class I directors nominated by the Company were elected with the following voting results:


                                         For          Withheld
                                     -----------      --------

                 Douglas Karp         10,286,210       66,729
                 Wesley T. O'Brien    10,286,639       66,300

             The  appointment  of  Ernst  &  Young  LLP  as  the  Company's
  independent  auditors  for  fiscal   year  1996  was  approved  with  the
  following voting results:

                                                               Broker
                           For        Against     Abstain     Non-Votes
                       ---------      -------     -------     ---------

                       10,352,339       600          ---         ---

  Item 5.    Other Information.
             -----------------

             None

  Item 6.    Exhibits and Reports on Form 8-K.
             --------------------------------

             (a)     Exhibits
                     --------

             10.1    Severance Agreement between the Company and Scott
                     Drake.

             10.2    Severance Agreement between the Company and
                     Norman Klugman.

             27.     Financial Data Schedule

             (b)     Reports on Form 8-K
                     -------------------

                     No reports of Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:  August 14, 1996

                                     TRESCOM INTERNATIONAL, INC.
                                     --------------------------------
                                        (Registrant)


                                       /s/ Wesley T. O'Brien
                                     --------------------------------
                                     Wesley T. O'Brien
                                     President and Chief Executive Officer


                                       /s/ William A. Paquin
                                     --------------------------------
                                     William A. Paquin
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                             EXHIBIT INDEX


                                                          Sequentially
                                                            Numbered
  Exhibit No.         Description                             Page
  -----------         -----------                         -------------
  10.1                Severance Agreement between the
                      Company and Scott Drake.

  10.2                Severance Agreement between the
                      Company and Norman Klugman.

  27.                 Financial Data Schedule