Form 10-Q
period 1996-09-30
TRESCOM INTERNATIONAL INC
filed 1996-11-14
CIK 1003958

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                           TRESCOM INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-27594

             FLORIDA
(State  or Other  Jurisdiction  of                    65-0454571
  Incorporation or Organization)         (I.R.S. Employer Identification No.)


             200 EAST BROWARD BOULEVARD
              FORT LAUDERDALE, FLORIDA                  33301
      (Address of Principal Executive Offices)        (Zip Code)

                                 (954) 763-4000
              (Registrant's Telephone Number, Including Area Code)

            ---------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               CLASS                                      OUTSTANDING
               -----                                      -----------

     Common Stock, par value $0.0419                 11,632,145 shares
     per share.                                      as of November 11, 1996

================================================================================

                           TRESCOM INTERNATIONAL, INC.

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
------------------------------

ITEM 1.  Financial Statements

         Consolidated  Balance  Sheets as of September 30,
         1996  (Unaudited) and December 31, 1995 ................        2

         Consolidated  Statements  of  Operations  for the
         Three  Months Ended September 30, 1996 (Unaudited),
         the Three Months Ended September 30, 1995
         (Unaudited),   the  Nine  Months  Ended   September
         30,  1996 (Unaudited), and the Nine Months Ended
         September 30, 1995......................................        4

         Consolidated Statements of Shareholder's Equity
         at September 30, 1996 (Unaudited) ......................        5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 (Unaudited)
         and the Nine Months Ended September 30, 1995 ...........        6

         Notes to Consolidated Financial Statements
         (Unaudited) ............................................        7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................       17


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings.......................................       21

ITEM 2.  Changes in Securities...................................       21

ITEM 3.  Default Upon Senior Securities..........................       21

ITEM 4.  Submission of Matters to a Vote of Security-Holders.....       21

ITEM 5.  Other Information.......................................       21

ITEM 6.  Exhibits and Reports on Form 8-K........................       21

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                            TRESCOM INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS


                                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                                     1996             1995
                                                                                                 -------------     -----------
                                                                                                          (UNAUDITED)
                                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)

CURRENT ASSETS:
Cash and cash equivalents ..............................................................             $  6,069      $  2,052
Short term investments .................................................................                1,007          --
Accounts receivable, net of allowance for doubtful accounts
  of $5,748 and  $4,140, respectively ..................................................               28,056        17,054
Other current assets ...................................................................                2,499         1,302
                                                                                                     --------      --------
   Total current assets ................................................................               37,631        20,408
Property and equipment, at cost:
   Transmission and communications equipment ...........................................               20,706        14,001
   Furniture, fixtures and other .......................................................                5,655         3,494
                                                                                                     --------      --------
                                                                                                       26,361        17,495
Less accumulated depreciation and amortization .........................................               (4,633)       (2,716)
                                                                                                     --------      --------
                                                                                                       21,728        14,779
OTHER ASSETS:
Customer bases, net of accumulated amortization of $1,174
   and $6,612, respectively ............................................................                2,679         3,092
Excess of cost over net assets of business acquired, net of
   accumulated amortization of $2,114 and $1,371,
   respectively ........................................................................               32,569        33,313
Other ..................................................................................                  647         1,038
                                                                                                     --------      --------
Total assets ...........................................................................              $95,254      $ 72,630
                                                                                                     ========      ========












                See accompanying notes to consolidated financial statements.


                           TRESCOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                                 1996                   1995
                                                                                             ---------------       ---------------
                                                                                              (UNAUDITED)
                                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

CURRENT LIABILITIES:
   Accounts payable ..................................................................      $   1,709              $   1,613
   Accrued network costs .............................................................         18,042                 11,585
   Other accrued expenses ............................................................          3,817                  3,459
   Long-term obligations due within one year .........................................            719                 25,290
   Notes payable to shareholder ......................................................           --                    8,179
     Other current liabilities .......................................................            182                    294
                                                                                            ---------              ---------
       Total current liabilities .....................................................         24,469                 50,420
Long term obligations (Notes 3 and 4) ................................................          3,671                    702

Shareholders' equity
   Redeemable preferred stock, $.01 par value, 1,000,000
     shares authorized including accrued undeclared
       dividends (Notes 5 and 9 )
         Series A, no shares authorized, issued and
           outstanding; 180,617 shares authorized,
           issued and outstanding ....................................................          --                   21,807
         Series B, no shares authorized, issued and
           outstanding; 200,000 shares authorized,
           104,444 shares issued and outstanding .....................................          --                   11,620
         Series C, no shares authorized, issued and
           outstanding; 151,421 shares authorized,
           issued and outstanding ....................................................          --                   16,750
   Common stock, $.0419 par value; 50,000,000 shares
     authorized, 11,632,145 shares issued and outstanding;
     2,386,663 shares issued and outstanding .........................................           487                    100
   Deferred compensation .............................................................          (927)                  (657)
   Additional paid-in capital ........................................................       104,610                  4,124
   Accumulated deficit ...............................................................       (37,056)               (32,236)
                                                                                           ---------              ---------
Total shareholders' equity ...........................................................        67,114                 21,508
                                                                                           ---------              ---------
Total liabilities and shareholders' equity ...........................................     $  95,254              $  72,630
                                                                                           =========              =========




          See accompanying notes to consolidated financial statements.


                                            TRESCOM INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                         1996         1995          1996         1995
                                                                       ------------------------------------------------
                                                                            (UNAUDITED)                (UNAUDITED)
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues..........................................................     $ 36,007     $ 28,168     $ 101,859     $ 75,046
Cost of services                                                         27,188       20,192        77,446       54,864
                                                                       --------     --------      --------     --------
Gross profit......................................................        8,819        7,976        24,413       20,182
Selling, general and administrative                                       7,975        6,733        22,289       19,699
Depreciation and amortization.....................................        1,236        1,041         3,493        2,741
Expenses related to Hurricane Marilyn.............................         -           2,500          -           2,500
Settlement with a major customer..................................         -            -             -           4,069
                                                                       --------     --------      --------     --------
Operating loss....................................................         (392)      (2,298)       (1,369)      (8,827)
Interest (income) expense, net....................................         (103)         635           808        1,782
                                                                       --------     --------      --------     --------
Net loss before extraordinary  items..............................         (289)      (2,933)       (2,177)     (10,609)
Extraordinary items...............................................         -            -            1,956         -
                                                                       --------     --------      --------     --------
Net loss..........................................................     $   (289)    $ (2,933)     $ (4,133)    $(10,609)
                                                                       ========     ========      ========     ========

Per Share Data:
Loss per share of common stock and
  common stock equivalents before
  extraordinary items.............................................     $  (0.02)    $ (0.39)      $  (0.19)    $  (1.42)
Extraordinary items per share.....................................          -           -         $  (0.17)          -
                                                                       --------     -------       --------     --------
Loss per share of common stock and
  common stock equivalents after
  extraordinary items.............................................     $  (0.02)    $ (0.39)      $  (0.36)    $  (1.42)
                                                                       =========    =======       ========     ========

Weighted average number of common
  stock and common stock
  equivalents outstanding.........................................       12,200       7,489        11,533         7,489
                                                                       =========    =======       =======       =======






                See accompanying notes to consolidated financial statements.



                                                                               TRESCOM INTERNATIONAL, INC.
                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       Redeemable Preferred Stock
                                              -------------------------------------------------
                                                                        Accrued
                                                                       Undeclared      Stock
                                                Shares       Amount    Dividends    Subscriptions
                                              -------------------------------------------------

Balance at December 31, 1995 ................   436,482     $ 43,648     $6,529        $--
                                              ================================================
Conversion of Redeemable Preferred Stock to
   Common Stock .............................  (436,482)    (43,648)         --         --
Accrued dividends on Redeemable Preferred
   Stock ....................................      --           --          687         --
Conversion of accrued dividends on Redeemable
   Preferred Stock to Common Stock ..........      --           --       (7,216)        --
Initial public offering of Common Stock .....      --           --           --         --
Costs associated with initial public
   offering of Common Stock .................      --           --           --         --
Grant of stock options ......................      --           --           --         --
Exercise of stock options ...................      --           --           --         --
Net loss ....................................      --           --           --         --
                                              ------------------------------------------------
Balance at March 31, 1996 ...................      --         $ --         $ --        $--
Exercise of stock options ...................      --           --           --         --
Forfeiture of stock options .................      --           --           --         --
Costs associated with initial public
   offering of Common Stock .................      --           --           --         --
Net loss ....................................      --           --           --         --
                                              ------------------------------------------------
Balance at June 30, 1996 ....................      --         $ --         $ --        $--
Exercise of stock options ...................      --           --           --         --
Costs associated with initial public
   offering of Common Stock .................      --           --           --         --
Net loss ....................................      --           --           --         --
                                              -----------------------------------------------
Balance at September 30, 1996 ...............      --         $---         $---        $--
                                              ===============================================


                                                        Common Stock
                                              ----------------------------------
                                                                      Additional
                                                                        Paid-in
                                                Shares       Amount     Capital
                                              ----------------------------------

Balance at December 31, 1995 ................  2,386,663      $100      $  4,124
                                              ===================================
Conversion of Redeemable Preferred Stock to
   Common Stock .............................  3,911,129       164        43,484
Accrued dividends on Redeemable Preferred
   Stock ....................................      --           --           --
Conversion of accrued dividends on Redeemable
   Preferred Stock to Common Stock ..........    646,482        27         7,189
Initial public offering of Common Stock .....  4,545,455       190        50,537
Costs associated with initial public
   offering of Common Stock .................      --           --        (1,739)
Grant of stock options ......................      --           --         1,701
Exercise of stock options ...................     39,458         2            13
Net loss ....................................      --           --           --
                                              -----------------------------------
Balance at March 31, 1996 ...................  11,529,187     $483      $105,309
Exercise of stock options ...................      21,461        1             8
Forfeiture of stock options .................      --           --          (236)
Costs associated with initial public
   offering of Common Stock .................      --           --          (286)
Net loss ....................................      --           --           --
                                              -----------------------------------
Balance at June 30, 1996 ....................  11,550,648     $484      $104,795
Exercise of stock options ...................      81,497        3            32
Costs associated with initial public
   offering of Common Stock .................      --           --          (217)
Net loss ....................................      --           --           --
                                              -----------------------------------
Balance at September 30, 1996 ...............  11,632,145     $487      $104,610
                                              ===================================


                                                                             Total
                                                 Deferred    Accumulated  Stockholders'
                                               Compensation    Deficit       Equity
                                              ------------------------------------------

Balance at December 31, 1995 ................   $  (657)      $(32,236)     $21,508
                                              ========================================

Conversion of Redeemable Preferred Stock to
   Common Stock .............................        --            --           --
Accrued dividends on Redeemable Preferred
   Stock ....................................        --           (687)         --
Conversion of accrued dividends on Redeemable
   Preferred Stock to Common Stock ..........        --            --           --
Initial public offering of Common Stock .....        --            --        50,727
Costs associated with initial public
   offering of Common Stock .................        --            --        (1,739)
Grant of stock options ......................    (1,029)           --           672
Exercise of stock options ...................        --            --            15
Net loss ....................................        --         (3,407)      (3,407)
                                               ---------------------------------------
Balance at March 31, 1996 ...................   $(1,686)      $(36,330)     $67,776
Exercise of stock options ...................        65            --            74
Forfeiture of stock options .................       236            --           --
Costs associated with initial public
   offering of Common Stock .................        --            --          (286)
Net loss ....................................        --           (437)        (437)
                                              ----------------------------------------
Balance at June 30, 1996 ....................   $(1,385)      $(36,767)     $67,127
Exercise of stock options ...................       458            --           493
Costs associated with initial public
   offering of Common Stock .................        --            --          (217)
Net loss ....................................        --           (289)        (289)
                                              ----------------------------------------
Balance at September 30, 1996 ...............   $  (927)      $(37,056)     $67,114
                                              ========================================



            See accompanying notes to consolidated financial statements



                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1996                    1995
                                                                           ---------               ----------
                                                                           (UNAUDITED)
                                                                                      (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (4,133)                $(10,609)
Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization                                              3,493                    2,741
   Non-cash interest on derivative instruments                                  302                      -
   Non-cash interest on note to shareholder                                     297                      -
   Non-cash compensation                                                      1,195                      125
   Extraordinary item: early retirement of revolving credit facility            431                      -
   Extraordinary item: early retirement of note to shareholder                1,524                      -
Changes in operating assets and liabilities, net:
       Accounts and note receivable                                         (11,002)                  (6,628)
       Other current assets                                                  (2,608)                    (861)
       Accounts payable                                                          96                   (1,103)
       Accrued network costs                                                  6,457                    7,961
       Other accrued expenses                                                    63                     (286)
       Other current liabilities                                               (112)                     -
                                                                            --------                 --------
Net cash used in operating activities                                        (3,997)                  (8,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                 (8,866)                  (4,777)
   Expenditures for line installations                                          (60)                    (353)
                                                                            --------                 --------
Net Cash used in investing activities                                        (8,926)                  (5,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                            50,727                      915
   Net proceeds from the issuance of preferred stock                            -                     14,778
   Costs relating to initial public offering                                 (1,954)                     -
   Repayment of revolving credit facility                                   (24,173)                     -
   Repayment of seller's note                                                (1,000)                     -
   Repayment of notes payable to shareholder                                (10,000)                     -
   Repayment of  derivative instruments                                        (302)                     -
   Proceeds from exercise of stock options                                       59                      -
   Repayment of cash overdraft                                                  -                       (382)
   Repayment of debt                                                            -                        (23)
   Proceeds from capital lease                                                3,701                      -
   Principal payments on capital lease obligations                             (118)                    (128)
                                                                            --------                 --------
Net cash provided by financing activities                                    16,940                   15,160
                                                                            --------                 --------
Net change in cash                                                            4,017                    1,100
Cash and cash equivalents at beginning of period                              2,052                      -
                                                                            --------                 --------
Cash and cash equivalents at end of period                                  $ 6,069                  $ 1,100
                                                                            ========                 ========

Interest paid                                                               $   424                    2,066
                                                                            ========                 ========


                See accompanying notes to financial statements.

                          TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   The Company has a limited operating history and has sustained net losses since its inception. In addition, the Company had a working capital deficiency of approximately $33,012 at December 31, 1995 but had working capital of approximately $13,162 at September 30, 1996. The Company generated negative cash flows from operations of $8,930 during the nine months ended September 30, 1995 and $3,997 for the nine months ended September 30, 1996. Further, since its formation, the Company has experienced growth and its operations have required substantial additional capital. The Company's growth has placed, and will continue to place, significant demands on the Company's financial and other resources. In connection with these demands, the Company successfully completed an initial public offering of its Common Stock, par value $.0419 per share (the "Common Stock") in February 1996 (the "Initial Public Offering") for net proceeds of approximately $48,600 as described in Note 9.

   The 1995 Annual Report on Form 10-K for the Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The consolidated financial statements at September 30, 1996 and the quarter then ended are unaudited and the balance sheet at December 31, 1995 is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire fiscal year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   ADVERTISING

     The  Company   expenses   advertising   costs  as   incurred,   except  for
direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists of fees paid to various telemarketing entities and agents. The capitalized costs are amortized over a nine month period beginning in the month revenues associated with those costs are first generated.

   At September 30, 1996, advertising costs totaling $976 were recorded as assets. Advertising expense for the year ended December 31, 1995 and the three and nine months ended September 30, 1996 were $1,431, $742 and $1,881, respectively.

   OTHER ASSETS

   The excess of costs over net assets of businesses acquired represents the excess of the consideration paid over the fair value of the net assets and is amortized on a straight-line basis over 35 years. Customer bases are recorded at the estimated value of the customer bases acquired in the acquisition of businesses and are amortized on a straight-line basis over 7 years. In accordance with Company policy, intangible assets that are fully amortized are netted against the asset.

     Legal expenses and other direct costs incurred in connection with obtaining financial agreements are deferred and amortized over the life of the financial agreements. Such costs amounted to $533 during the year ended December 31, 1995. Subsequent to the Initial Public Offering, all existing financial agreements were paid off in their entirety. Accordingly, any remaining unamortized portion of the costs were expensed in the first quarter of 1996. Of the expense incurred relating to these costs, $148 was ordinary and $431 was extraordinary.

                          TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   COST OF SERVICES

   Cost of services includes payments to local exchange carriers ("LECs"), interexchange carriers and post, telegraph and telephone organizations primarily for access and transport charges.

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

   Pro forma net loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding after giving retroactive effect to the conversion, in February 1996, of all the Company's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred
Stock"), Series B Preferred Stock, $.01 par value per share (the "Series B Preferred Stock") and Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), and related accrued and unpaid dividends thereon, into Common Stock in connection with the consummation of the Initial
Public Offering,  plus cheap stock as defined below.  Pursuant to Securities and

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Exchange Commission Staff Accounting Bulletin No. 83, common stock, common stock equivalents and other potentially dilutive securities (including preferred stock) issued at prices below the assumed initial public offering price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for the Initial Public Offering have been included as outstanding for all periods presented (using the treasury stock method at the assumed Initial Public Offering Price) even though the effect is to reduce loss per share. Pro forma net loss per share was $(0.02) and $(0.36) for the three and nine months ended September 30, 1996, respectively. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the Initial Public Offering.

   NEW ACCOUNTING PRONOUNCEMENTS

   In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is now evaluating the carrying value of its long-lived assets and identifiable intangibles, including goodwill, in accordance with SFAS No. 121 in light of events or changes in circumstances which might indicate that the carrying amount of such assets may not be recoverable. In 1996, the Company also adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company does not expect the effect of adopting these statements to be material.

3. LONG-TERM OBLIGATIONS

   A summary of long-term obligations is as follows:


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                           1996             1995
                                                                    -----------------   ------------

Credit facility .............................................             $  ---         $  24,173
Note payable to former shareholder of business acquired,
   bearing 5% simple interest, due February 1996 ............                ---             1,000
Loans payable to the Small Business Administration,  bearing interest at 4%, due in monthly  principal  and  interest
   payments of $3 through  February  2015, collateralized
   by a security agreement covering certain assets ..........                422               432
Capital leases bearing interest at rates ranging from 9% to
   11% and payable in monthly installments totaling $91 .....              3,966               383
Other........................................................                  2                 4
                                                                     -----------------------------------
                                                                           4,390            25,992
                                                                     -----------------------------------
Less amounts due within one year ............................                719            25,290
                                                                     -----------------------------------
                                                                          $3,671         $     702
                                                                     ===================================

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


   In November 1994, a wholly-owned subsidiary of the Company obtained from a bank a revolving credit facility (the "Credit Facility") with an aggregate commitment of $27,000, which expired on June 30, 1996. Outstanding advances under the Credit Facility accrued interest at the Eurodollar Rate (as defined), plus certain specified percentages, depending on the Company's leverage ratio. At December 31, 1995, the rate was 10.375%. The Company was required to pay a quarterly commitment fee of 0.5% of the annualized average daily unused amount of the credit line.

   On February 16, 1996, the Company repaid all outstanding amounts borrowed under the Credit Facility. During the first quarter of 1996, the Company recorded a charge to interest expense in the amount of $479 to reflect, as a liability, the current net settlement value of the Instruments (as hereinafter defined).

     Under the terms of the Credit Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into an interest rate swap agreement and an interest rate cap agreement (the "Instruments") with the lending bank to convert variable interest rate payments to fixed payments. The estimated fair value (i.e., the net present value of the amount the Company was required to pay the counterpart over the remaining term of the agreement) of the Instruments, based upon the quoted market price provided by the bank, which was a party to the Instruments, was $562 at December 31, 1995. On September 18, 1996, when the net settlement value was $302, the Instruments were paid off in full.

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

Principal payments on all long term obligations are:

       For the three months ended December 31, 1996................$     173
       1997 .......................................................      738
       1998 .......................................................      820
       1999 .......................................................      827
       2000 .......................................................      863
       2001 .......................................................      634
       Thereafter .................................................      335
                                                                    ----------
                                                                    $   4,390
                                                                    ==========

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   LEASE OBLIGATIONS

   The Company occupies office facilities and leases certain equipment and software under noncancelable operating leases. Rental expense for the year ended December 31, 1995 and for the three and nine months ended September 30, 1996 was $1,341, $423 and $1,261, respectively.

   The Company did not acquire communication equipment under capital lease obligations during the year ended December 31, 1995. During the quarter ended September 30, 1996, the Company acquired communication equipment of approximately $3,701 under capital lease obligations. Asset balances for property acquired under capital leases consists of:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                                                 -------------   ------------

Transmission and communication equipment........    $ 4,106           405
Furniture, fixtures and other...................        270           270
                                                 -------------   ------------
                                                      4,376           675
Accumulated amortization........................       (215)         (141)
                                                 -------------   ------------
                                                    $ 4,161           534
                                                 =============   ============


   The present value of minimum lease payments are included in the balance sheet as a part of long-term obligations. Future minimum lease payments for all noncancelable leases at September 30, 1996 are:


                                              CAPITAL   OPERATING
                                              LEASES      LEASES      TOTAL
                                             ---------  ---------  ------------

Three months ended December 31, 1996....       $   273   $  344      $   617
1997....................................         1,094    1,276        2,370
1998....................................         1,094    1,242        2,336
1999....................................         1,013      966        1,979
2000....................................           961      737        1,698
2001....................................           643      566        1,209
Thereafter..............................           ---      608          608
                                             --------------------------------
Total future minimum lease payments.....         5,078   $5,739      $10,817
                                                         ====================
Less amounts representing interest......        (1,112)
                                             ----------
Present value of net minimum lease payments.   $ 3,966
                                             ==========




                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.     CAPITALIZATION

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

   The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock required mandatory redemption of preference value plus dividends upon the earlier of the closing of an underwritten public offering of shares of Common Stock or in three equal annual installments beginning February 1, 2002, in the case of Series A Preferred Stock and Series C Preferred Stock, or February 1, 2003, in the case of Series B Preferred Stock. Under certain circumstances outside the control of the Company, upon the effective date of an initial public offering, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were required to exchange their shares for shares of Common Stock; the number of shares of Common Stock was calculated based on the redemption value of the Preferred Stock dividend by the Initial Public Offering price less underwriting discounts and commissions. The Company was entitled to redeem, at its option, Series A Preferred Stock and Series C Preferred Stock in whole or Series B Preferred Stock in whole or in part at the redemption price. The Preferred Stock had a preference value of $100 per share for purposes of calculating dividends and redemption value.

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

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

   The following table summarizes all option activity for the year ended December 31, 1995 and the nine months ended September 30, 1996.

                                                    Number of options
                                                        Issued
                                                        ------