Form 10-K
period 1996-12-31
TRESCOM INTERNATIONAL INC
filed 1997-03-31
CIK 1003958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER : 0-27594

                           TRESCOM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                              65-0454571
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     200 EAST BROWARD BOULEVARD,                         33301
     FT. LAUDERDALE, FLORIDA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 763-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, PAR VALUE $0.0419

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [ X ] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 17, 1997 WAS APPROXIMATELY $33,692,010.

     AS OF MARCH 17, 1997, 11,820,914 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.0419 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1997.

================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                          PAGE

PART I....................................................................  1

   ITEM 1.     BUSINESS...................................................  1
               General....................................................  1
               Services...................................................  1
               Marketing and Sales........................................  3
               Customer Service...........................................  3
               Network....................................................  4
               Competition................................................  6
               Regulatory Environment.....................................  6
               Employees..................................................  9

   ITEM 2.     PROPERTIES.................................................  9

   ITEM 3.     LEGAL PROCEEDINGS..........................................  9

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 10

PART II................................................................... 10

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................ 10

   ITEM 6.     SELECTED FINANCIAL DATA.................................... 11

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................ 13

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 19

   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................ 49

PART III.................................................................. 49

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 49

   ITEM 11.    EXECUTIVE COMPENSATION..................................... 49

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT. .................................... 49

   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 49

PART IV................................................................... 49

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K........................................ 49

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K which express "belief", "anticipation", "expectation", or "intention" and statements regarding the expansion of TresCom International's business, including the negotiation of agreements with PTTs and TAs (each as hereinafter defined), capital expenditures, the effects of regulatory changes and product offerings insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results."

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         TresCom International, Inc. (together with its subsidiaries and Predecessors (as defined herein), referred to collectively herein as "TresCom" or the "Company"), is a facilities based long distance telecommunications carrier focused on international long distance traffic. The Company offers a broad array of competitively priced services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services. The Company provides long distance service to over 230 countries and territories through an international network consisting of: (i) owned facilities, concentrated in a Caribbean hub linking the United States, the Caribbean and South and Central America; (ii) direct operating and transit agreements with various post, telegraph and telephone organizations ("PTTs") and foreign telecommunications administrations ("TAs"); and (iii) leased capacity.

         The Company markets its services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers, ranging in size from small businesses to Fortune 500 companies. To take advantage of the benefits associated with its network, the Company targets its United States mainland sales and marketing efforts towards customers with significant southbound international long distance traffic. These customers include businesses with sales or operations in the Caribbean, South and Central America and Mexico (referred to collectively herein as "Latin America") as well as the rapidly growing Hispanic population in the United States. The Company has increased its sales and marketing efforts directed towards residential and commercial customers, while maintaining its carrier and reseller customer base. In emerging markets in Central and South America, the Company has teamed with local agents and expects to generate international traffic originating from those markets. As part of the Company's marketing activities, the Company has entered into joint marketing and promotional arrangements with certain other companies, including Coca-Cola, Shell Oil Company, Seagrams and Walgreens Drug Stores, pursuant to which such companies have agreed to market their products or services with those of TresCom.

     TresCom was formed in December 1993 and acquired The St. Thomas and San Juan Telephone Company, Inc. ("STSJ"), a United States Virgin Islands ("U.S.V.I.") and Puerto Rico based long distance carrier, in February 1994. TresCom has experienced significant growth through a combination of internal growth and acquisitions, including the November 1994 acquisition of Total Telecommunications, Inc. ("TTI"), which was a Ft. Lauderdale based inter-exchange carrier. STSJ and TTI are referred to collectively herein as the "Predecessors."

SERVICES

         TresCom offers a broad array of services to its customers, both through its owned facilities and through contractual arrangements with other carriers. The Company's service offerings include direct dial "1 plus" and "800" long distance, calling and debit cards, international toll-free service, 24-hour bilingual operator services, intra-island local service in Puerto Rico, private lines, frame relay, international inbound service, and, beginning in the first quarter of 1997, prepaid cellular phone service. The Company markets its products under a number of registered and common law service marks including TresCom SM, Terafon SM and Express USA SM, as well as various registered logos. TresCom has the capability to route calls over multiple alternative paths, thus offering full redundancy. The

Company also offers customized country calling plans that help customers manage their long distance costs for high volume destinations.

         In addition to basic "1 plus" and "800" services, the Company's service offerings include:

          o CALLING AND DEBIT CARDS. The Company's international calling cards provide access to more than 230 countries and territories and international origination and termination. The Company's debit cards provide payment convenience and are rechargeable.

          o INTERNATIONAL TOLL-FREE SERVICE. Also known as "International 800," this service permits customers to place calls terminating in the United States (including the U.S.V.I. and Puerto Rico) from a foreign country on a toll-free basis. As of December 31, 1996, the Company's international toll-free service was available for origination from over 40 countries.

          o 24-HOUR BILINGUAL OPERATOR SERVICES. The Company offers a full range of operator services to residential and commercial customers. A staff of operators fluent in English and Spanish can be accessed to complete collect, third party, person-to-person, station-to-station and credit card validation calls.

          o INTRA-ISLAND LOCAL SERVICE. The Company offers local calling services in Puerto Rico, pursuant to which customers can make local calls on the island at very competitive rates.

          o PRIVATE LINES. The Company leases to customers dedicated private lines that provide high capacity between predetermined locations for voice and data services.

          o FRAME RELAY. The Company offers frame relay, a transmission standard which utilizes multiplex technology. Frame relay enables multiple users to share communications bandwidth for enhanced data transmission. The Company's frame relay capabilities are compatible with frame relay networks around the world.

          o INTERNATIONAL INBOUND SERVICES. The Company offers international inbound calling services which provide collect calling to the United States and calling card services with United States terminations. In 1997, the Company intends to expand its marketing programs in Honduras, Nicaragua and Panama and intends to launch new programs in El Salvador and the Dominican Republic. Planning is underway for similar services in key South American countries. There can be no assurance, however, that the Company will be able to launch such services or that, if launched, such services will be successful.

          o PREPAID CELLULAR PHONE SERVICE. In the first quarter of 1997, the Company began providing prepaid cellular phone services. The Company continues to evaluate target market acceptance and support processes required for this new product.

         New services the Company expects to introduce in 1997 include:

          o INTERNET SERVICES. TresCom intends to offer businesses high speed, direct connections to the Internet, through either private line or frame relay service. Once connected to the Internet, users will be able to access services provided by others such as Worldwide Web browsing, electronic mail, file transfer, news feeds and bulletin boards.

          o WHOLESALE AND RETAIL BILLING SERVICES. The Company will offer the capability for real time traffic repricing for international traffic.

          o COMPETITIVE LOCAL ACCESS SERVICE. The Company is planning to offer competitive local access services to business customers in South Florida.

         There can be no assurance that the Company will be able to launch any of the proposed services in 1997 or thereafter or that, if launched, such services will be successful.

MARKETING AND SALES

         The Company markets its services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers ranging in size from small businesses to Fortune 500 companies. Through its in-house, direct sales force and through independent sales and telemarketing agents, the Company targets customers in the United States, the U.S.V.I. and Puerto Rico with significant international telephone usage, particularly southbound calls to Latin America.

         WHOLESALE. The Company's wholesale customers include both facilities based carriers and switched and switchless resellers who purchase the Company's services for resale to their own customers. The Company uses its direct sales force to market its services to wholesale customers and participates in and advertises at key carrier industry trade shows. During 1996, the Company was not dependent on any one customer to provide more than 8% of its total annual revenues.

         RETAIL. The Company's retail customer base is comprised of residential and commercial customers. The Company markets its services to retail customers primarily through direct sales representatives and through independent sales representatives and telemarketing agents. Sales techniques such as joint marketing arrangements, direct mail, promotions and advertising are employed by the Company as well.

         DIRECT SALES. The Company's direct sales force targets major accounts and small to medium size businesses with significant southbound traffic to Latin America. The sales representatives receive commissions based upon the revenues received by the Company from new customers. As of December 31, 1996, the Company had 105 sales and marketing employees. The Company has expanded its direct sales force as a part of its growth strategy by adding sales representatives to its sales offices located in New York, Florida, Texas, Georgia, southern California, St. Thomas, the U.S.V.I and Puerto Rico.

         INDEPENDENT SALES REPRESENTATIVES AND TELEMARKETING AGENTS. The Company supplements its direct sales efforts by marketing through a network of independent sales representatives and telemarketing agents. As of December 31, 1996, the Company had approximately 150 independent sales representatives and telemarketing agents. Independent sales representatives generally enter into sales agreements with the Company providing for commissions to be paid based on revenues generated for the Company. Telemarketing agents are generally paid on an hourly basis or on a per sale basis and receive no commission. The Company typically grants a nonexclusive right to solicit customers and requires that its agents maintain a minimum quota.

         JOINT MARKETING ARRANGEMENTS. The Company enters into joint marketing arrangements with other companies to increase name recognition and customer awareness and to generate referrals of potential customers who can then be contacted by the Company's sales representatives and telemarketing agents.

         PROMOTIONS AND ADVERTISING. The Company also engages in various promotional activities, such as sponsorship of the Ft. Lauderdale Boat Show, the Shell Air and Sea Show and various civic and charity events. The Company engages in such promotional opportunities to target specific customer groups. In addition, the Company has increased its use of print advertising which targets heavy users of international telecommunications services. The Company advertises in publications such as the World Trade Magazine, the Latin Trade Magazine and Global Sites Magazine. In the residential market, the Company has targeted Spanish speaking consumers by advertising in Spanish language newspapers and through direct mail campaigns. The Company believes that continued focus on the growing domestic Hispanic market will attract customers with heavy long distance usage to Latin America.


CUSTOMER SERVICE

         The Company strives to provide superior customer service and believes that the quality of its customer service is one of its competitive advantages. The Company has a fully staffed bilingual customer service department available through "800" access, as well as a trouble reporting unit with extensive industry and technical expertise to cater to the Company's wholesale customers. In order to facilitate quality customer service, the Company has designed and implemented computerized customer profiles and billing information to permit rapid access by its customer service representatives to billing records and prompt response to inquiries.

         The Company direct bills certain wholesale customers, its larger business accounts and a small percentage of its small business and residential customers. In many cases, these customers and accounts have customized billing arrangements, including bilingual billing, to help them achieve better management of their long distance telecommunications needs. In 1996, the Company launched two billing innovations: billing files delivered via bulletin board system ("BBS") and software to allow commercial customers to better manage their long distance bills through various sorting and classification functions. The Company believes that flexible, customized billing is an important value-added service that is a key factor in attracting and retaining commercial customers. The Company's small business and residential customers are generally billed by their respective local exchange carriers ("LECs"), which charge for the Company's services in a monthly all-inclusive invoice sent to the customer.

NETWORK

         Under direct operating and transit agreements with PTTs and TAs, TresCom transmits customer calls through an international network consisting of ownership interests in undersea digital fiber optic transmission cables and leased capacity from other carriers. Through its owned switching facilities and network infrastructure, the Company continuously monitors its network to optimize routing of calls over the least cost route available on its international network.

         OWNED FACILITIES.

         The Company's international network utilizes digital fiber optic circuits to transmit long distance calls. TresCom's transmission facilities include ownership interests in international undersea digital fiber optic transmission cables linking the United States, Europe, the Caribbean and South and Central America. TresCom's owned network also includes wholly owned microwave relay and satellite earth station equipment linking the mainland United States, Puerto Rico and the U.S.V.I. that provide redundancy and diversity to its ownership interests in digital fiber optic transmission cables.

         The international undersea digital fiber optic cables in which the Company has an investment are owned and operated through consortium arrangements between various international telecommunications service providers, which include United States carriers, foreign PTTs and foreign TAs. Typically, participation in a consortium includes those carriers which have the operating authority to provide direct international service and have direct operating agreements with the PTTs or TAs in the countries served by the cables. In most cases, ownership in cables is acquired solely through the purchase of minimum increments of capacity or Minimum Investment Units ("MIUs"). In instances where a carrier has not purchased ownership interests in the cable prior to the time it was placed in service, the carrier is only permitted to acquire capacity on that cable through the purchase, by way of a lump sum payment, of an Indefeasible Right of Use ("IRUs"). The fundamental difference between an IRU holder and an owner of MIUs is that the IRU holder is not entitled to participate in management decisions relating to the cable system. The Company currently owns MIUs in the Americas 1 Cable System, the Columbus II Cable System, the Eastern Caribbean Fiber Cable System, the Taino-Carib Cable System, the Antilles I Cable System, the Bahamas II Cable System and the Pan American Cable System. The Company obtained MIU's in the Antilles I Cable System, the Bahamas II Cable System and the Pan American Cable System during 1996. The Company's investments in the TCS-1 Cable System, the Bahamas 1 Cable System, the PTAT-1, the CARAC Cable Systems, the CANUS Cable System, the CANTAT 3 Cable System, the ODIN Cable System and the RIOJA Cable System are in the form of IRUs. The various consortium arrangements to which the Company is a party contain restrictions on the transfer of use, provide for the acquisition of additional capacity, designate maintenance responsibility and also contain arrangements regarding system design modifications. The Company's investment in certain cables is currently limited to the portion of the cable in which the Company is routing traffic. The Company has a right to acquire capacity on the remaining portions of the system through the payment of additional amounts.

         The Company's network infrastructure and digital switches provide the means to maximize its owned and leased international facilities. Switches located in Ft. Lauderdale, Florida; New York, New York; Guaynabo, Puerto Rico; and Miami, Florida; provide the entry and exit gateways for the Company's international network.

         During 1996, the Company completed strategic capital expansion projects that expanded the current network portal capacity by 53% and future growth capacity by 300% and introduced key technological advancements to the network.

The Company installed its first international STP gateway that effectively allows the

Company to utilize previously domestic only switching systems to establish international gateway switching systems at a significantly reduced capital cost. Other key technological/infrastructure achievements in 1996 include: construction of a new Ft. Lauderdale, Florida central office facility designed to support a minimum of 80,000 switch ports, served by an all electronic office, complete with battery and generator back up power and hurricane protection; expansion of the Company's New York switch to provide a 300% capacity increase for growth; and establishment of the Company's first international transmission point-of-presence ("POP") at the Vero Beach, Florida cable station.

         The Company's owned switching systems and network infrastructure permits the Company to maximize the portion of its call traffic that is carried on the Company's own network rather than by other carriers, and therefore to realize economies of scale. Switches are digital computerized routing facilities that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of calls. The Company also uses its computerized network switching equipment to continuously monitor its network to optimize the routing of calls over the least cost route available on its international network. To maintain effectiveness and minimize its costs, TresCom continuously evaluates the addition of new switches, POPs and other facilities as its customer base expands.

         LEASED CAPACITY AND DIRECT OPERATING AND TRANSIT AGREEMENTS.

         TresCom's international network is comprised of leased capacity from other carriers and direct operating and transit agreements with PTTs and TAs. These arrangements permit the Company to transmit and terminate calls over networks of other carriers. The Company's contracts with these entities typically have terms ranging from one to five years, with clauses providing for negotiated renewals. Contracts with PTTs and TAs typically have longer terms than those with domestic United States carriers.

         The Company uses leased capacity to provide long distance services in areas where it does not own transmission facilities and to provide redundancy where it does own transmission facilities. The Company's ability to operate profitably depends in part on planning the mix of circuits and transmission capacity to be leased or used for each switching center, so that calls are completed on a cost effective basis without compromising service, transmission quality or reliability. As the Company expands its services into a new area, services are provided via leased capacity from other carriers on a variable cost, usage-sensitive basis. When the volume of traffic in the new area is sufficient to justify additional investment, the Company will enter into long term fixed price arrangements such as fiber optic cable or satellite transmission capacity.

         For international traffic, the Company can terminate traffic via leased capacity from other carriers or through direct operating agreements with foreign PTTs and TAs. Direct operating agreements provide for the termination of traffic in, and return traffic to, the parties' respective countries for mutual compensation through negotiated settlement rates. Direct operating agreements between a United States based international carrier and a foreign carrier provide that a foreign carrier will return the same percentage of total United States terminating traffic as it receives from the United States based carrier and also provide for network coordination and accounting and settlement procedures. In addition to specifying the terms for accounting and settlement procedures, certain of the direct operating agreements to which the Company is a party also specify the services to be provided (e.g., switched services, operator-assisted calls, debit card services), the currency to be used to determine payment, the time of payment and the duration of the arrangement. These agreements help to reduce costs on the Company's network by allowing for the termination of calls at rates lower than those available in some cases and create opportunities for revenue enhancement through the receipt of return traffic as well as the transmission of traffic on a wholesale basis for other carriers and resellers which do not have similar agreements.

         As of December 31, 1996, the Company had 24 direct operating and transit agreements with PTTs and TAs. Currently, the Company is negotiating direct operating and transit agreements with PTTs and TAs in certain other countries, although there can be no assurance that the Company will enter into such agreements.

         Included in the group of carriers providing leased capacity to TresCom's network are MCI and Sprint, niche carriers with direct operating agreements to specific countries and resellers with large volume and long term contracts for international capacity on AT&T, MCI and Sprint facilities.

 COMPETITION

         The telecommunications industry is highly competitive and affected by rapid regulatory and technological change, as well as, corporate consolidation. Examples of industry consolidations are the LDDS WorldCom, Inc./MFS, Inc. merger and the contemplated merger of British TeleCom and MCI. The Company believes that the principal competitive factors in its business include customer service, pricing, network quality, service offerings and the flexibility to adapt to changing market conditions. The Company's future success will depend upon its ability to compete with AT&T, MCI, Sprint, LDDS WorldCom and other United States based and foreign carriers, many of which have considerably greater financial and other resources than the Company. Certain of the larger United States based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the United States market, creating greater competitive pressures on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results -- Competition."

         The Company believes it competes favorably in its targeted markets, due to its bilingual operator and billing services, competitive pricing, high network quality and broad array of service offerings. The Company also believes that its success will increasingly depend on its ability to offer on a timely basis new services based on evolving technologies and industry standards. There can be no assurance that new technologies or services will be available to the Company on favorable terms.

     Regulatory trends have had, and may have in the future, significant effects on competition in the industry. See "-- Regulatory Environment."

REGULATORY ENVIRONMENT

         The Company's business operations are subject to extensive federal and state regulation. Federal laws and regulations of the Federal Communications Commission (the "FCC") apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while particular state regulatory authorities have jurisdiction over telecommunications originating and terminating within the same state. The laws of other countries only directly apply to carriers doing business in those countries. Thus, when the Company conducts business with its foreign correspondent, it is affected indirectly by such laws insofar as they affect the foreign carrier. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Results - Regulatory and Legislative Risks."

         FEDERAL.

         The FCC has classified the Company as a non-dominant inter-exchange carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. In the current regulatory atmosphere, the Company believes that the FCC is unlikely to do so.

         Among domestic carriers, only the LECs are currently classified as dominant carriers. Thus, the FCC regulates many of the LECs' rates, charges and services to a greater degree than the Company's. Until October 1995, AT&T was classified as a dominant carrier but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate and inter-exchange market. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, likely making AT&T's prices more competitive with the Company's. While AT&T is still classified as a dominant carrier for international services, it has asked the FCC to reclassify it to non-dominant status for these services as well.

         The Company has the authority to provide domestic, interstate telecommunications services. The Company has also been granted authority by the FCC to provide switched international telecommunications services through the resale of switched services of United States facilities based carriers and to provide certain international telecommunications services by acquiring circuits on various undersea cables or leasing certain satellite facilities. The FCC reserves the right to condition, modify or revoke such domestic and international authority for violations of the Communications Act of 1934, as amended (the "Communications Act") or the FCC's regulations, rules or policies promulgated thereunder. Although the Company believes the probability to be remote, a rescission by the FCC of the Company's domestic or international authority or a refusal by the FCC to grant additional international authority would have a material adverse effect on the Company.

         Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. The Company is required to file tariffs containing detailed actual rate schedules for both its domestic and international tariffs. Last year, the FCC adopted new rules which would require the Company to cancel and withdraw its tariffs covering interstate domestic services by September 22, 1997. The FCC's order was appealed and effectively has been stayed pending resolution of the appeal.

         As a non-dominant carrier, the Company is also subject to a variety of miscellaneous regulations that, among other things, govern the documentation and verifications necessary to change a consumer's long distance carrier, limit the use of "800" numbers, require certain disclosures regarding operator services, limit foreign ownership and control, and require prior approval of transfers of control. For instance, the Company could not continue to hold certain radio licenses it now holds if its foreign ownership level reaches 25%, unless prior permission were obtained from the FCC.

         To date, the FCC has exercised its regulatory authority to supervise closely the rates only of dominant carriers. However, the FCC has increasingly relaxed its control in this area. As an example, the FCC is in the process of repricing local access charges (the fee for the use of the LECs' transmission facilities connecting the LECs' central offices and the inter-exchange carrier's access point). In addition, the LECs have been afforded a degree of pricing flexibility in setting access charges where adequate competition exists, and the FCC is considering certain proposals which would relax further LEC access regulation. The impact of such repricing and pricing flexibility on facilities based inter-exchange carriers, such as the Company, cannot be determined at this time.

         On February 1, 1996, the United States Congress enacted comprehensive telecommunications reform legislation, which the President signed into law as the Telecommunications Act of 1996 on February 8, 1996. The Telecommunications Act of 1996 amends the Communications Act to impose a legal duty on all telecommunications carriers (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications.

         In addition, under the terms of the Telecommunications Act of 1996, the Regional Bell Operating Companies (the "RBOCs") are released from the constraints of the Modification of Final Judgment, the judicial consent decree resulting from the Bell System divestiture. On February 28, 1996, the Department of Justice recommended that the presiding judge terminate the decree.

         The Telecommunications Act of 1996 transfers enforcement of the obligations of the Modification of Final Judgment from the District Court to the FCC, eliminates some of the restrictions immediately and creates requirements and timetables for the removal of others. As a consequence, the RBOCs may offer long distance services outside their local telephone service territories almost immediately, including international services which compete with the Company. Subject to the FCC finding that the necessary prerequisites have been met, the RBOCs will be authorized to provide such services within their local telephone service areas at some future point. As a result, the Company will likely face additional competition from RBOCs.

         The FCC has determined that call-back services using uncompleted call-signaling violates neither United States domestic nor international law. Call-back services involve calls originating in a foreign country directed in such a manner as to give the foreign caller the advantage of the lower charges for outbound United States calls. However, United States call-back providers are not authorized to provide service to customers in countries which expressly have declared such call-back services to be illegal. The FCC will receive documentation from any government which seeks to place United States carriers on notice that call-back services using uncompleted call signaling has been expressly declared illegal in its country. The Company provides services to resellers and other carriers that provide such call-back services. In the event that call-back services are determined to be illegal in a given country, the Company may lose revenues that are derived from call-back services to that country.

         The microwave and satellite communications licenses held by the Company are subject to FCC regulations. Such licenses were granted for fixed terms. The majority of these licenses expire within six years and the remainder will expire within ten years. The Company intends to seek renewal of its licenses and anticipates that they will be renewed in the ordinary course. Failure to obtain renewal of its licenses could have a material adverse effect on the Company.

         Authorizations held under Section 214 of the Communications Act (such as those held by the Company) for international services traditionally have been granted for the provision of services or use of facilities between the United States and countries specified in the authorizations and may now be granted, in appropriate circumstances, on a global basis. The Company holds all necessary
Section 214 authorizations for conducting its present business but may need additional authority in the future. Additionally, carriers may not lease lines between the United States and an international point for the purpose of offering switched services without the FCC first determining that the foreign country affords opportunities to United States carriers equivalent to those available under United States law. In addition, if the Company is acting as a reseller, it cannot provide a service interconnected with the public switched network at only one end to a country that has not been found equivalent. Facilities-based carriers can do so however. The FCC adopted an Order on February 29, 1996, that reduced the regulatory burdens imposed on international carriers, making it easier for the Company to provide and expand its international services but also making it easier for competitive entry by other carriers.

         In addition, the FCC has promulgated certain rules governing the offering of international switched telecommunications. Such calls typically involve a bilateral, correspondent relationship between a carrier in the United States and a carrier in the foreign country. Until recently, the United States was one of a few countries to allow multiple carriers to handle international calls; almost all foreign countries authorized only a single carrier, often a state-owned monopoly, to provide telecommunications services. In light of the disparate bargaining positions of the United States carriers, the FCC imposed certain requirements to try to minimize the opportunities that dominant foreign telecommunications providers would have to counterpose one United States carrier against another. These policies include the International Settlement Policy, which requires that the accounting or settlement rate for all carriers be uniform on parallel routes and traffic received by a United States carrier from a foreign carrier must be proportional to the traffic that the United States carrier terminates to a foreign carrier. The FCC has adopted a policy to consider proposals for deviation from uniform settlements in the case of countries with competitive multi-carrier markets. Separately, the FCC also is considering new rules that would require significant reductions in international settlement rates. The Company has numerous agreements with foreign carriers providing for the handling of switched calls.

         Additionally, the FCC enforces certain requirements which derive from the regulations of the International Telecommunications Union (the "ITU"). These regulations may further circumscribe the correspondent relationships described above. In addition to settlement rates, these regulations govern certain aspects of transit arrangements, wherein the originating carrier may contract with an interim carrier in a second country to terminate service in a third country. The Company has transit agreements with foreign carriers. Such agreements may allow the Company to pay less than the full accounting rate it would have to pay if it had a direct operating agreement with the terminating country. However, the Company is unaware of any instance in which a terminating country has objected with respect to any of the Company's traffic. If a terminating country objects in the future to such transit arrangements, the Company may be required to secure alternative arrangements.

         The trade agreement reached on February 15, 1997 among the nearly 70 countries in the World Trade Organization Group on Basic Telecommunications Services ("WTO Agreement") also may have an impact on worldwide competitive market conditions. Pursuant to the WTO Agreement, which becomes effective January 1, 1998, the United States has made certain commitments to permit access to the U.S. market by foreign telecommunications services providers. The FCC must complete certain proceedings by the end of the year to review, and modify if necessary, its current international telecommunications policies in light of U.S. obligations under the WTO Agreement. These proceedings may address, among other issues, the viability of equivalency and other reciprocity principles currently applicable to international facilities based and resale services, foreign ownership limitations, foreign carrier entry into the U.S. market, and settlement rates. Correspondingly, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications operators such as the Company.

         STATE.

         The intrastate, long distance telecommunications operations of the Company are also subject to various state laws, regulations, rules and policies. Currently, the Company is certified, tariffed or otherwise qualified to provide service in 46 states. Additionally, the Company provides service in certain states that do not require certification or registration of any form. Ultimately, the Company intends to obtain authorization in all states that require certification or registration.

         The  vast  majority  of  states   require  the  Company  to  apply  for
certification to provide telecommunications services before commencing intrastate service and to file and maintain detailed tariffs listing the rates for intrastate service. Many states also impose various reporting requirements and require prior approval for all transfers of control of certified carriers, assignments of carrier assets, carrier stock offerings and the incurrence by carriers of certain debt obligations. In some states, prior regulatory approval may be required for acquisitions of telecommunications operations. In the past, the Company has sought and successfully obtained such prior approval for its acquisitions.

     FOREIGN.

         The Company provides international services by either reselling the services of other carriers or by entering into direct operating or transit agreements with PTTs and TAs. Generally, PTTs' are state-owned and operated monopolies and TAs are former PTTs which have been privatized. Although the services currently provided by the Company are not directly subject to the laws of other countries, the foreign carriers with whom the Company conducts business are subject to those laws. Consequently, any changes to the laws of a country served by the Company could have a material adverse effect on the Company.

EMPLOYEES

     As of March 17, 1997, the Company had 237 full-time employees and 8 part-time employees. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.


ITEM 2.     PROPERTIES.

         The  Company's  headquarters  in Ft.  Lauderdale,  Florida  consist  of approximately 20,600 square feet of office space under leases that expire through April 2003. In addition, the Company leases an aggregate of approximately 71,000 square feet where it maintains its sales offices or switches. The Company's sales offices are located in Ft. Lauderdale, Florida; Hollywood, Florida; Tampa, Florida; New York, New York; Houston, Texas; Los Angeles, California; Guaynabo, Puerto Rico; St. Thomas, U.S.V.I. and St. Croix, U.S.V.I.; and its switches are located in Miami, Florida; Ft. Lauderdale, Florida; New York, New York and Guaynabo, Puerto Rico.

         Management believes that the Company's present office facilities, together with additional space available under expansion options, are adequate for its operations for the foreseeable future and that similar additional space can readily be obtained as needed.

ITEM 3.     LEGAL PROCEEDINGS.

         The Company is from time to time involved in litigation incidental to the conduct of its business. There is no pending legal proceeding to which the Company is a party which, in the opinion of Company management, is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company as of March 17, 1997.

     NAME                 AGE                  POSITION
     ----                 ---                  --------

Wesley T. O'Brien         41     President, Chief Executive Officer and Director
Rudolph McGlashan         44     Chief Operating Officer and Director
William  A.  Paquin       51     Chief Financial Officer

         WESLEY T. O'BRIEN has served as Chief Executive Officer and Director of the Company since January 1996 and has served as President of the Company since October 1995. Prior to joining the Company, Mr. O'Brien held several positions with MCI, including Vice President of MCI's Small Business Division from July 1992 to September 1995 and Director of Product Marketing and Sales from November 1987 to July 1992. Mr. O'Brien has over 13 years of experience in the telecommunications industry.

         RUDOLPH MCGLASHAN, a co-founder of the Company, has served as Chief Operating Officer of the Company since its formation in December 1993 and as a Director of the Company since August 1995. Prior to joining the Company, Mr. McGlashan was Vice President of Network Engineering and Operations of LDDS Communications, Inc. (now known as WorldCom, Inc.) from April 1992 to October 1993. From May 1989 to April 1992, Mr. McGlashan was Senior Vice President of Advanced Telecommunications Corporation. Mr. McGlashan has over 25 years of experience in the telecommunications industry.

     WILLIAM A. PAQUIN has served as Chief Financial Officer of the Company since April 1996. Prior to joining the Company, Mr. Paquin was the Vice President, Finance of the International Division of MCI from June 1987 to April 1996. Mr. Paquin served as the Controller of the International Division of MCI from March 1985 to June 1987. Mr. Paquin has over 12 years of experience in the telecommunications industry. Mr. Paquin is a Certified Public Accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.0419 per share ("Common Stock"), commenced trading on February 8, 1996, on the Nasdaq National Market ("NNM") under the symbol "TRES". The 1996 high and low sales prices for the Common Stock as reported by the NNM from February 8, 1996 (the date the Common Stock commenced trading) to March 31, 1996 and for the three full quarterly periods thereafter are as follows:

                                                  HIGH             LOW
                                                  ----             ---

     First  Quarter  (February 8 to March 31)    $ 16 5/8        $ 13 1/4
     Second quarter 1996                           20 1/4           9
     Third quarter 1996                            13 1/4           7 1/2
     Fourth quarter 1996                           14               7


         On March 17, 1997, there were approximately 49 shareholders of record of the Common Stock. The Company believes that it has in excess of 300 beneficial owners.

         The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the expansion and continued development of its business. The Company has a $5.0 million credit facility with a commercial bank (the "Credit Facility") which contains certain restrictions on its ability to declare or pay dividends, except stock dividends, during the term of the agreement. In addition to restrictions under the Credit Facility, the Company's ability to declare and pay cash dividends may, in the future, be affected by the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company because the Company conducts substantially all of its operations through its subsidiaries. Subject to the restrictions contained in the Credit Facility and any future limitations, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of the Florida Business Corporation Act, general economic conditions and other factors considered relevant by the Company's Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the Company and the Predecessors should be read in conjunction with the financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data of the Combined Predecessors, the Combined Predecessors and Company and the Company presented below under "Statement of Operations Data" for the ended December 31, 1993, the period from January 1, 1994 to November 30, 1994, the year ended December 31, 1994 for both the Combined Predecessors and Company and the Company and the year ended December 31, 1995 and 1996 for the Company and "Balance Sheet Data" as of December 31, 1994, 1995 and 1996, have been derived from the audited consolidated financial statements of the Company and the Predecessors. The selected consolidated financial data as of December 31, 1992 and 1993 and for the year ended December 31, 1992, have been derived from the unaudited financial statements of the Company and the Predecessors, which include all adjustments the Company considers necessary for a fair presentation of the financial information set forth therein.



                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND REVENUE PER MINUTE OF USE)



                                   --------------------------------------- ------------- ---------- ---------------------
                                                                             COMBINED
                                                                           PREDECESSORS
                                                                                AND
                                               COMBINED PREDECESSORS          COMPANY            COMPANY
                                   --------------------------------------- ------------- --------------------------------
                                                             PERIOD FROM
                                                              JANUARY 1,       YEAR
                                                               1994 TO        ENDED
                                            YEAR ENDED       NOVEMBER 30,  DECEMBER 31,             YEAR ENDED
                                            DECEMBER 31,                                           DECEMBER 31,
                                   ------------------------- ------------- ------------- ---------- ---------------------

                                         1992     1993(1)         1994(2)    1994(3)      1994(4)       1995       1996
                                         ----     -------        --------    -------      -------       ----       ----

 STATEMENT OF OPERATIONS DATA:
 Revenues......................         $20,217     $27,900       $18,871     $  50,290   $ 31,419   $102,641   $ 139,621
 Cost of services..............          12,975      15,994        11,802        32,603     20,801     74,679     106,928
                                        -------     -------       -------     ---------   --------   --------   ---------
 Gross profit..................           7,242      11,906         7,069        17,687     10,618     27,962      32,693
 Selling, general and
 administrative ...............           4,269      11,078         7,222        29,432     22,210     32,437      30,808
 Depreciation and amortization.             411         602           252         2,156     1,904       3,961       4,928
                                        -------     -------       -------     ---------   --------   --------   ---------

 Operating income (loss).......           2,562         226         (405)      (13,901)    (13,496)    (8,436)     (3,043)
 Interest (income) expense, net            (96)         134          134           687         553      3,191         578
 Other (income) expense, net ..              --         (4)           --             6           6         --          --
                                        -------     -------       -------     ---------   --------   --------   ---------
 Net income (loss) before taxes
   and extraordinary item......           2,658         96          (539)      (14,594)    (14,055)   (11,627)     (3,621)
 Provision for income taxes....             144         99            13            13          --         --          --
                                        -------     -------      --------     --------    --------   --------   ---------
 Income (loss) before
   extraordinary item..........           2,514         (3)         (552)      (14,607)    (14,055)   (11,627)     (3,621)
 Extraordinary item............              --         --            --            --          --         --       1,956
 Net income (loss) ............         $ 2,514     $   (3)      $  (552)     $(14,607)   $(14,055)  $(11,627)  $  (5,577)
                                        =======     =======      ========     =========   ========   ========   =========
 Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding(5) ..............                                                                         7,696     11,169
 Loss per share of Common
   Stock(5)(6).................                                                                      $  (1.51)  $   (.50)

 OPERATING DATA:
 Minutes of use................                                    81,724       175,568     93,843    330,296     455,481
 Revenue per minute of use.....                                 $     .23     $     .29   $    .33   $    .31   $     .31
 EBITDA(7).....................         $ 2,973     $  828      $    (153)    $  (6,299)  $ (6,146)  $ (4,336)  $   3,149



                                   -----------------------------------------------------------------------------------
                                                                 COMBINED
                                                               PREDECESSORS
                                   COMBINED PREDECESSORS       AND COMPANY                  COMPANY
                                   -----------------------------------------------------------------------------------

                                          DECEMBER 31,          DECEMBER 31,                DECEMBER 31,
                                   -----------------------------------------------------------------------------------
                                         1992    1993(1)          1994(3)       1994(4)         1995         1996
                                         ----    -------          -------       -------         ----         ----
BALANCE SHEET DATA:
Cash.............................          $958    $1,786               --          --     $  2,052      $  6,020
Working capital (deficiency).....         1,106       122          $(8,674)    $(8,674)     (30,012)        8,201
Total assets.....................        12,233    13,718            61,565      61,565       72,630      101,610
Long-term obligations due within
  one year.......................           462     1,408               174         174       25,290          871
Long-term obligations............         1,000     8,817            26,114      26,114          702        3,965
Stockholders' equity (deficit)...         7,130   (2,147)            14,875      14,875       21,508       67,322

----------------------------

(1) Includes approximately $25 of start-up costs incurred by the Company from its formation on December 8, 1993 through December 31, 1993.

(2) Includes operations for STSJ from January 1, 1994 through February 22, 1994 and operations for TTI from January 1, 1994 through November 30, 1994.

(3) Includes results of operations or period-end amounts, as applicable, for each of the Company and the Predecessors, as if the acquisition of each of the Predecessors had occurred on January 1, 1994. See "Item 7. Management's
     Discussion and Analysis of Financial Condition and Results of Operations --
     Summary"  and  Note 3 of the  Company's  Notes  to  Consolidated  Financial
     Statements.

(4) Includes results of operations for STSJ from February 23, 1994 through December 31, 1994 and results of operations for TTI from December 1, 1994 through December 31, 1994.

(5) Computed on the basis described in Note 2 of the Company's Notes to Consolidated Financial Statements.

(6) Assuming the repayment of certain obligations, including accrued interest outstanding on December 31, 1995 ($35.8 million) as if repaid on the date incurred or the beginning of the period, whichever is later, with the proceeds from the sale of Common Stock, supplemental net loss per share for the year ended December 31, 1995 and 1996 would have been $1.33 and $.22.

(7) As used herein, "EBITDA" is defined as net income or loss PLUS depreciation expense, amortization expense, interest expense, income taxes and other non-cash charges, MINUS extraordinary income and gains and non-cash income, if any, and PLUS extraordinary losses, if any. EBITDA also includes an adjustment of $5,446 associated with the revaluation of an acquired customer base for the Combined Predecessors and Company and the Company during 1994. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information regarding the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

         TresCom is a facilities based long distance telecommunications carrier focused on international long distance traffic originating in the United States. The Company offers a broad array of competitively priced services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services. The Company derives its revenues by providing international and domestic long distance services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers, ranging in size from small businesses to Fortune 500 companies. Service revenues are based on minutes of use and charged at a rate per minute which varies according to the termination point of the traffic and time of day. All revenues are billed in United States dollars.

         Since its formation, the Company has expanded its revenues, customer base and network through internal growth and acquisitions. The following table provides a chronology of significant acquisitions completed by the Company:

                                                                       CASH
                                                                   CONSIDERATION
ACQUISITIONS                                   DATE                    PAID
------------                               ------------          --------------
                                                                  (IN THOUSANDS)
The St. Thomas and San Juan
 Telephone Company, Inc. ...........       February 1994                 $17,035
IDB Communications Group,
 Inc. Puerto Rico customer base ....       June 1994                       3,600
Virgin Islands Tele-Com, Inc.
 customer base .....................       July 1994                       2,250
Total Telecommunications, Inc. .....       November 1994                  22,610

     The Company seeks to continue to expand its revenues from internal growth through four distinct sales channels: (i) direct sales efforts; (ii) an agent sales network; (iii) ethnic focused telemarketing programs; and (iv) wholesale sales activities. In addition, the Company is constantly evaluating potential acquisition opportunities. The Company believes that it has established the network, operations, customer service, infrastructure and systems necessary to support its expanding sales and customer base for the foreseeable future.

     During 1994, 1995 and 1996, the Company's revenues were derived primarily from wholesale sales. In 1996, increased competition drove down wholesale prices. Because of changing market conditions, the Company intends to manage its rate of growth to ensure continued profitability in the wholesale division. The Company intends to continue to pursue a growth strategy designed to leverage its network capabilities and further expand its retail sales distribution channels. The Company also intends to continue to pursue its strategy of increasing revenues derived from retail customers. The Company intends to continue to focus its sales and marketing efforts on customers with significant southbound long distance traffic. These customers include businesses with sales or operations in Latin America and the rapidly growing Hispanic population in the United States.

     Cost of services includes those costs associated with the transmission and termination of services over the Company's international network. Transmission and termination costs are the Company's most significant expense and the Company seeks to lower these costs through: (i) increasing volume on its owned facilities, thereby spreading the allocation of fixed costs over a larger number of minutes; (ii) negotiating lower cost direct operating and transit agreements with PTTs and TAs; and (iii) optimizing the routing of calls over the least cost route on its international network. Consistent with its strategy of maximizing traffic carried on the Company's own network, the Company significantly expanded its network switch capacity in 1996.

     The majority of the Company's cost of services is variable and consists of payments for leased capacity from other carriers and payments to PTTs and TAs with which the Company has direct operating and transit agreements. See "Item 1. Business -- Leased Capacity and Direct Operating and Transit Agreements." Under its direct operating agreements, the Company agrees to send United States originated traffic to the PTTs or TAs and the PTTs or TAs agree to send a proportionate amount of return traffic at agreed upon accounting rates. If there is an imbalance in the volume of traffic sent and received in return, the carrier that originates more traffic pays for the difference to compensate the other carrier. The difference is the settlement payment. Under the Company's direct operating agreements, the Company's net settlement revenues and payments are denominated in United States dollars.

     The Company's profitability is driven by the difference between net revenues and the cost of leased capacity and settlement payments to PTTs and TAs. In order to minimize the costs of leased capacity and settlement payments, the Company utilizes a Least Cost Routing ("LCR") system designed to transmit the Company's traffic over the least cost route choice on its network. Based on FCC data for the period from 1989 through 1995, per minute settlement payments from United States carriers to PTTs and TAs have declined at a significantly faster rate than per minute billed revenues. Due to the WTO Agreement, the Company expects this trend to continue. See "Item 1. Business -- Regulatory Environment -- Federal."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Revenues increased 36.1%, or $37.0 million, from $102.6 million in 1995 to $139.6 million in 1996 due to a 37.9% increase in minutes of use from
330.3 million in 1995 to 455.5 million in 1996, offset in part by a fractional decrease in average revenue per minute resulting from pricing pressures and a change in the mix of international terminations. In 1996, approximately 80% of the Company's revenue was derived from international traffic compared with approximately 75% in 1995. Historically, international traffic has commanded a higher per minute rate than domestic traffic, however this gap is decreasing due to increased international competition.

     COSTS OF SERVICES. Costs of services increased 43.1%, or $32.2 million, from $74.7 million in 1995 to $106.9 million in 1996. This increase resulted from a greater percentage of international traffic in 1996 (approximately 80.0%) compared to 1995 (approximately 75.0%) as discussed above. The cost per minute also increased in absolute terms due to higher cost countries within the international mix.

     GROSS PROFIT. Gross profit increased 16.8%, or $4.7 million, from $28.0 million in 1995 to $32.7 million in 1996. As a percentage of revenues, gross profit decreased from 27.3% in 1995 to 23.4% in 1996. The primary factors contributing to the increase in gross profit are the Company's mix of business and continued international competitive pressures as described above in "Revenues" and "Costs of Services".

     SELLING,   GENERAL  AND  ADMINISTRATIVE  EXPENSE.   Selling,   general  and
administrative expense decreased 4.9%, or $1.6 million, from $32.4 million in 1995 to $30.8 million in 1996. The 1995 selling, general and administrative expense reflects a $4.1 million charge for a settlement with a major customer, and a $1.7 million charge for expenses relating to Hurricane Marilyn (which hit St. Thomas, a significant base of operations for the Company, in September
1995). The 1996 expense reflects a $1.5 million promotional credit for services rendered by a vendor and $.6 million associated with a one-time cash compensation charge relating to changes in executive management during the year (see Notes 10 and 13 of the Notes to Consolidated Financial Statements). After giving effect to these items, selling, general and administrative expense, as a percentage of revenues, decreased from 26% in 1995 to 22.7% in 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 22.5%, or $.9 million, from $4.0 million in 1995 to $4.9 million in 1996. The increased expense is due to depreciation of assets acquired during 1996 to support continued expansion of the Company's network and corporate infrastructure.

     INTEREST, NET. Interest expense, net decreased 81.2%, or $2.6 million, from $3.2 million in 1995 to $.6 million in 1996. The decrease is primarily due to the repayment of borrowings under a Bank Facility between TresCom Network Services, Inc. ("TNS"), a wholly-owned subsidiary of the Company, and a commercial bank (the "Bank Facility") and due to the repayment of borrowings from a major shareholder, each in February 1996.

     EXTRAORDINARY ITEM. The extraordinary expense in 1996 of $2.0 million was a result of the early extinguishment of $35.8 million of indebtedness in February. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and $.4 million was related to the write-off of deferred financing costs associated with the Bank Facility.

     NET LOSS. Net loss decreased 51.7%, or $6.0 million, from $11.6 million in 1995 to $5.6 million in 1996 due to the above factors.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

     FOR PURPOSES OF THE FOLLOWING DISCUSSION, THE YEAR ENDED DECEMBER 31, 1994 INCLUDES 12 MONTHS OF OPERATIONS FOR EACH OF THE COMPANY, STSJ AND TTI, AS IF THE ACQUISITIONS OF STSJ AND TTI HAD BEEN COMPLETED ON JANUARY 1, 1994.

     REVENUES. Revenues increased 104.0%, or $52.3 million, from $50.3 million in 1994 to $102.6 million in 1995 due to an increase in minutes of use as well as an increase in average revenue per minute resulting from a change in the mix of business. Minutes of use grew 88.1% from 175.6 million in 1994 to 330.3 million in 1995 and average revenue per minute increased 6.9% from $.29 in 1994 to $.31 in 1995.

     COST OF SERVICES. Cost of services increased 129.1%, or $42.1 million, from $32.6 million in 1994 to $74.7 million in 1995. Approximately $37.1 million of the increase was due to increased minutes of use by the Company's customers and $5.0 million was due to network cost increases experienced in the first and second quarters of 1995 resulting from the replacement of an exclusive vendor for virtually all of the Company's leased capacity for international terminations. As a result, the Company incurred additional cost of services in the first and second quarters of 1995 in the amount of $4.1 million and $.9 million, respectively, reflecting the additional network expense incurred by the Company until it was able to secure replacement leased capacity on terms substantially equivalent to that provided to the Company by the previous vendor. As a percentage of revenues, cost of services increased from 64.8% in 1994 to 72.8% in 1995, resulting primarily from the increase in network costs due to the replacement of the vendor discussed above.

     GROSS PROFIT. Gross profit increased 58.2%, or $10.3 million, from $17.7 million in 1994 to $28.0 million in 1995, due to the reasons discussed above in "Revenues" and "Cost of Services." As a percentage of revenues, gross profit decreased from 35.2% in 1994 to 27.3% in 1995, primarily due to network cost increases resulting from the replacement of the vendor discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 47.3%, or $10.4 million, from $22.0 million in 1994 to $32.4 million in 1995. The $10.4 million increase was due to a $4.1 million charge in the first quarter of 1995 attributable to a settlement with a major customer, a $1.7 million charge during the fourth quarter of 1995 for expenses relating to Hurricane Marilyn which hit St. Thomas in September 1995 and a $4.6 million charge due to the addition of infrastructure principally in engineering and operations, customer service, management information systems and finance, as well as variable costs associated with higher revenues and non-cash charges related to deferred compensation. In addition, the Company recorded charges in the fourth quarter of 1994 in the amounts of $2.0 million attributable to certain bad debt and $1.2 million related to the consolidation of corporate functions and installation and conversion of the Company's information systems. As a percentage of revenues, selling, general and administrative expense decreased from 43.7% in 1994 to 31.6% in 1995.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by 81.8%, or $1.8 million, from $2.2 million in 1994 to $4.0 million in 1995. The $1.8 million increase was due to the depreciation of assets acquired during 1995 to support continued expansion of the Company's network and corporate infrastructure.

     INTEREST, NET. Interest expense increased $2.5 million from $.7 million in 1994 to $3.2 million in 1995. The increase is primarily due to interest expense associated with borrowings under the Bank Facility, which was not in place until the fourth quarter of 1994, and due to interest expense associated with borrowings from a major shareholder of the Company.

     NET INCOME (LOSS). Net loss decreased $3.0 million from ($14.6) million in 1994 to ($11.6) million in 1995 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from working capital needs, primarily the costs associated with maintenance of switching capacity, cost of services and interest and principal payments on outstanding indebtedness. The Company is a holding company, the principal assets of which are the capital stock of TresCom U.S.A., Inc., Global Telephone Holdings, Inc., TNS and STSJ and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

     During the first quarter of 1996, the Company completed changes to its capital structure which significantly improved its financial position. In February 1996, the Company sold 4,545,455 shares of its Common Stock in an initial public offering which generated approximately $48.6 million in net proceeds. Concurrent with the initial public offering, the Company converted all outstanding shares of its outstanding preferred stock, including accrued and unpaid dividends thereon, into Common Stock. The Company used a portion of the net proceeds from the initial public offering to repay all of its short-term and long-term debt obligations then outstanding.

     TNS had borrowed $24.2 million under the Bank Facility which was used to fund the acquisition of TTI, to refinance existing indebtedness, to provide working capital and to fund general corporate purposes of the Company. The Bank Facility was secured by security interests in substantially all of the present and future property, assets and rights of the Company and its subsidiaries. In February 1996, the Company repaid all outstanding amounts borrowed under the Bank Facility. During the first quarter of 1996, the Company recorded a charge to interest expense in the approximate amount of $.5 million to reflect, as a liability, the current net settlement value of the interest rate swap agreement and the interest rate cap agreement which the Company was required to maintain under the terms of the Bank Facility (the "Instruments"). In September, when the net settlement value of the Instruments was $.3 million, the Instruments were paid off in full.

     In December 1996, the Company established the Credit Facility. The Credit Facility, as amended on March 27, 1997, includes standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. The Company is currently in compliance with all covenants under the Credit Facility. As of December 31, 1996, $1.1 million was utilized to provide letters of credit to certain vendors. During the first quarter of 1997, an additional $.9 million was utilized to provide letters of credit and $2.5 million was drawn down under the Credit Facility to fund current obligations. As of March 17, 1997, $.5 million remains available.

     During the third quarter of 1996, the Company established a relationship with a commercial bank to provide $5.4 million of asset financing. As of December 31, 1996, the Company had utilized $4.3 million for capital projects. The additional $1.1 million remains available for 1997 capital expenditures.

     The Company currently has construction commitments of $2.5 million and projected maintenance costs of $.2 million for undersea cable systems during 1997. Pending available financing, the Company has identified approximately $8.0 million to $10.0 million of additional annual capital expenditures designed to expand the Company's operations. The Company is currently reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

     Based on management's projections, the Company anticipates having sufficient funds for its needs. If additional funds are needed and sources are not available, the Company's business and results of operations could be materially adversely affected. The Company has retained the services of an investment banking firm to assist in actively seeking alternative means for financing or identifying strategic partners.

     From time to time, the Company evaluates acquisitions of businesses and customer bases which complement the business of the Company. Depending on the
cash   requirements   of  potential   transactions,   the

Company may finance transactions with cash flow from operations, or the Company may raise additional funds by pursuing various financing vehicles such as new bank financing or one or more public offerings, or private placements of the Company's securities. The Company, however, has no present understanding, commitment or agreement with respect to any acquisition, and there can be no assurance that any such acquisition will occur, or that the funds to finance any such acquisition will be available on reasonable terms or at all.

INCOME TAXES.

     The Company did not have a material cash requirement for income taxes in 1996.

     The Company has generated significant net operating losses ("NOLs") both in Puerto Rico and in the United States. These NOLs may be available to offset future taxable income, subject to the limitations discussed below. STSJ generated NOL carryforwards totaling $3.4 million in Puerto Rico before the date on which it was acquired by the Company ("Puerto Rico preacquisition NOLs"). The Company has generated NOLs totaling $3.8 million in Puerto Rico ("Puerto Rico postacquisition NOLS"), $2.1 million in the U.S.V.I. ("U.S.V.I. postacquisition NOLS") and $11.4 million in the United States ("United States postacquisition NOLs") since February 22, 1994. The Puerto Rico preacquisition NOLs expire in the years 1997 through 2000, the Puerto Rico postacquisition NOLs expire in the years 2001 through 2003 and the U.S.V.I. postacquisition NOLs expire in the years 2010 through 2011, while the United States postacquisition NOLs expire in the years 2009 through 2011. The availability of the NOL carryforwards is subject to certain factual and legal uncertainties relating to the reporting positions of the Company and there can be no assurance that the Internal Revenue Service will not require the NOL carryforwards to be reduced.

     Upon certain changes in the ownership of the Company's stock occurring over a three-year measuring period, the Company's ability to use its United States postacquisition NOLs would become subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, if an ownership change occurs, the Company's United States postacquisition NOLs would be subject to an annual limitation, subject to adjustment for certain recognized built-in gains in an amount equal to the total value of the Company on the day preceding the ownership change times the highest adjusted Federal long-term rate for the three months preceding the ownership change. The Puerto Rico preacquisition NOLs are not subject to limitations imposed under Section 382 of the Code.

     On July 17, 1989, the Industrial Development Commission of the U.S.V.I. granted STSJ tax benefits to cover long distance telecommunications services in the U.S.V.I. These benefits include a 100% exemption from gross receipts taxes, a 100% exemption from real property taxes, a 90% exemption from income taxes and a 100% exemption from various excise taxes. These tax benefits are for a ten-year period effective January 1, 1989. There are various conditions to such grant, including the employment of a minimum of six employees. In addition, at least 80% of all employees of STSJ must be U.S.V.I. residents.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

     LIMITED OPERATING HISTORY; ABILITY TO MANAGE GROWTH. The Company has a limited operating history and has incurred significant losses from operations since its inception. There can be no assurance that the Company will become profitable. Since its formation, the Company has required substantial capital. The Company's growth has placed, and will continue to place, significant demands on the Company's financial and other resources. If the Company's management is unable to manage growth effectively or new employees are unable to achieve anticipated performance levels, the Company's results of operations could be adversely affected.

     COMPETITION. The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. The Company's future success will depend upon its ability to compete with AT&T, MCI, Sprint, LDDS WordCom and other United States based and foreign carriers, many of which have considerably greater financial and other resources than the Company. Certain of the larger United States based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the United States market, creating greater competitive pressures on the Company. The ability of the Company to compete effectively will depend on its ability to provide high quality service at competitive prices.

     REGULATORY AND LEGISLATIVE RISKS. Federal regulations, regulatory actions and court decisions have had, and may have in the future, negative effects on the Company and its ability to compete. The Company is subject to regulation by the FCC and the regulations promulgated by the FCC are subject to change in the future. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. The Company is also subject to state regulation that varies by jurisdiction and is subject to change. For example, the Company must obtain and maintain certificates of public convenience and necessity from most state regulatory authorities where it offers intrastate long distance services. In most cases, it must also file tariffs for its intrastate offerings. There can be no assurance that the Company will not experience difficulties or delays in obtaining necessary state authorizations in the future or that such difficulties or delays will not adversely affect the Company's business. The multiplicity of state regulations makes full compliance with all such regulations a challenge for companies such as the Company which have certain business activities in numerous states. There can be assurance that regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. Additionally, many states are relaxing the regulatory restrictions currently imposed on the LECs. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company.

     The services currently provided by the Company are not directly subject to laws of other countries, but the foreign carriers with which the Company conducts business are subject to those laws. For instance, the Company's use of transit agreements may be affected by regulations in either the transitted or the terminating foreign jurisdiction. Certain countries are considering opening up their markets to competition. In the process, they may impose regulatory requirements that could have a material adverse effect on the Company.

     EFFECTS OF NATURAL DIASTERS. Areas in which the Company conducts its business may be affected by natural diasters (including hurricanes and tropical storms) as evidenced by Hurricane Marilyn, which struck certain Caribbean islands, including St. Thomas and Puerto Rico, in September 1995. The occurrence of future hurricanes, tropical storms and other natural disasters could have a material adverse effect on the Company's business resulting from damages to the Company's network facilities or from curtailed telephone traffic resulting from effects of such events, such as destruction of homes and businesses.

     UNAVAILABILITY OF LEASED CAPACITY; CHANGES IN TECHNOLOGY. The Company's profitability will depend, in part, on its ability to obtain and utilize leased capacity on a cost-effective basis, on its ability to anticipate and adapt to rapid technological changes occurring in the telecommunications industry and on its ability to offer, on a timely basis, services that meet evolving industry standards. There can be no assurance that leased capacity will be available at cost-effective rates in the future or that the Company will be able to adapt to such technological changes or offer such products on a timely basis.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following statements are filed as part of this Annual Report on Form 10-K:

                                                                                                 FORM 10-K
                                                                                                 PAGE NO.
                                                                                                 ----------

FINANCIAL STATEMENTS:
  TRESCOM INTERNATIONAL, INC.:


         Report of Independent Auditors....................................................          20

         Consolidated Balance Sheets as of December 31, 1996 and 1995......................          21

         Consolidated Statements of Operations for  the years ended December 31, 1996 1995
           and 1994........................................................................          22

         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994................................................          23

         Consolidated Statements of Cash Flows for the years ended December 31, 1996,  1995
           and 1994........................................................................          24

         Notes to Consolidated Financial Statements........................................          25

  THE ST. THOMAS AND SAN JUAN TELEPHONE COMPANY, INC.:

         Report of Independent Auditors....................................................          37

         Consolidated Statement of Operations for the period from January 1 to February 22,
           1994............................................................................          38

         Consolidated Statement of Cash Flows for the period from January 1 to February 22,
           1994............................................................................          39

         Notes to Consolidated Statement of Operations and Cash Flows......................          40

  TOTAL TELECOMMUNICATIONS, INC.:

         Report of Independent Auditors....................................................          42

         Statement of Income for the eleven months ended November 30, 1994.................          43


         Statement of Cash Flows for the eleven months ended November 30, 1994.............          44


         Notes to Statement of Income and Cash Flows.......................................          45

  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Auditors....................................................          47

         Schedule II - Valuation and Qualifying Accounts...................................          48

         All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TresCom International, Inc.

         We have audited the accompanying consolidated balance sheets of TresCom International, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TresCom International, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

Atlanta, Georgia
March 27, 1997



                                                 TRESCOM INTERNATIONAL, INC.

                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                                            DECEMBER 31,
                                                                                                    1996            1995
                                                                                                -------------- ---------------

                                                                                                 (IN THOUSANDS, EXCEPT SHARE
                                                                                                     AND PER SHARE DATA)

Current assets:
  Cash...........................................................................                  $    6,020      $    2,052
  Accounts receivable, net of allowance for doubtful accounts of
     $7,588 and $4,140, respectively.............................................                      29,063          17,054
  Other current assets...........................................................                       3,441           1,302
                                                                                                -------------- ---------------
     Total current assets........................................................                      38,524          20,408
Property and equipment, at cost:
  Transmission and communications equipment......................................                      24,691          14,001
  Furniture, fixtures and other..................................................                       5,600           3,494
                                                                                                -------------- ---------------
                                                                                                       30,291          17,495
  Less accumulated depreciation and amortization.................................                      (5,755)         (2,716)
                                                                                                -------------- ---------------
                                                                                                       24,536          14,779
Other assets:
  Customer bases, net of accumulated amortization of $1,358 and
    $6,612, respectively.........................................................                       3,806           3,092
  Excess of cost over net assets of businesses acquired, net of
    accumulated amortization of $2,368 and $1,371, respectively..................                      34,260          33,313
  Other..........................................................................                         484           1,038
                                                                                                -------------- ---------------
Total assets.....................................................................                    $101,610       $  72,630
                                                                                                ============== ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................                  $    2,758       $   1,613
  Accrued network costs..........................................................                      19,546          11,585
  Other accrued expenses.........................................................                       5,395           3,459
  Long-term obligations due within one year......................................                         817          25,290
  Notes payable to stockholder...................................................                          --           8,179
  Deferred revenue and other current liabilities.................................                       1,807             294
                                                                                                -------------- ---------------
     Total current liabilities...................................................                      30,323          50,420
 Long-term obligations (Notes 4 and 5)............................................                      3,965             702

Stockholders' equity:
  Preferred  stock,  $.01 par  value,  1,000,000  shares  authorized,  including accrued undeclared dividends (Notes 2 and 6):
      Series A, no shares authorized, issued, and outstanding;
        180,617 shares authorized, issued, and outstanding ......................                       --             21,807
      Series B, no shares authorized, issued and outstanding; 200,000 shares
        authorized, 104,444 shares issued and outstanding .......................                       --             11,620
      Series C, no shares authorized, issued, and outstanding;
        151,421 shares authorized, issued, and outstanding.......................                       --             16,750
  Common stock, $.0419 par value; 50,000,000 shares authorized;
       11,804,675 shares issued and outstanding; 2,386,663 shares issued
       and outstanding ..........................................................                      493                100
  Deferred compensation..........................................................                     (808)              (657)
  Additional paid-in capital.....................................................                  106,140              4,124
  Accumulated deficit............................................................                  (38,503)           (32,236)
                                                                                     ---------------------- ------------------
Total stockholders' equity.......................................................                   67,322             21,508
                                                                                     ---------------------- ------------------
Total liabilities and stockholders' equity.......................................                 $101,610          $  72,630
                                                                                     ====================== ==================

                                                   See accompanying notes.


                                                 TRESCOM INTERNATIONAL, INC.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Twelve months ended December 31,
                                                                         1996             1995                1994
                                                             ----------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Revenues................................................             $  139,621        $   102,641        $    31,419
 Cost of services........................................                106,928             74,679             20,801
                                                             ----------------------------------------------------------
 Gross profit............................................                 32,693             27,962             10,618
 Selling, general and administrative
   (Notes 2, 10 and 13) .................................                 30,808             32,437             22,210

 Depreciation and amortization...........................                  4,928              3,961              1,904
                                                             ----------------------------------------------------------
 Operating loss..........................................                (3,043)             (8,436)          (13,496)
 Other expenses, net:
   Interest..............................................                    578              3,191                553
   Other.................................................                     --                 --                  6
                                                             ----------------------------------------------------------
 Loss before extraordinary item .........................                (3,621)            (11,627)          (14,055)

 Extraordinary loss on early extinguishment of debt .....                  1,956                 --                 --
                                                             ==========================================================
 Net loss................................................            $   (5,577)        $   (11,627)     $    (14,055)
                                                             ==========================================================

 Net loss applicable to common stock.....................            $   (6,264)        $   (16,504)     $    (15,707)
                                                             ==========================================================



Per share data (Pro forma prior to February 8, 1996.
  See Note 2):
Loss before extraordinary item ...........................             $  (.32)           $  (1.51)
Extraordinary item .......................................                (.18)                  --
                                                              --------------------------------------
Loss per share of common stock and common stock
  equivalents after extraordinary item ...................             $  (.50)           $  (1.51)
                                                              ======================================

Weighted average number of shares of common stock
  outstanding ............................................            11,168,797           7,696,361
                                                              ======================================













                                                   See accompanying notes.




                           TRESCOM INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred Stock                              Common Stock

                                            -------------------------------------------------   ------------------------------------
                                                                  Accrued                                                Additional
                                                                 Undeclared       Stock                                   Paid-in
                                             Shares    Amount    Dividends    Subscriptions        Shares     Amount      Capital
                                            --------------------------------------------------   -----------------------------------
                                                                                (In thousands, except
                                                                                    share data)


Balance at December 31, 1993.............          --   $    --       $    --        $    --              --   $    --      $    --
  Issuance of Common Stock...............          --        --            --             --         202,864         9           76
  Issuance of Preferred Stock:
    Series A.............................     179,150    17,915            --             --              --        --           --
    Series C.............................      34,854     3,485            --             --              --        --           --
    Conversion of debt to Series B.......      69,590     6,959            --             --              --        --           --
    Subscriptions .......................          --        --            --            511              --        --           --
    Accrued dividends on  Preferred Stock          --        --         1,652             --              --        --           --
    Net loss.............................          --        --            --             --              --        --           --
                                            -------------------------------------------------   ------------------------------------
Balance at December 31, 1994.............     283,594    28,359         1,652            511         202,864         9           76
  Issuance of Common Stock...............          --        --            --             --       2,183,799        91          824
  Issuance of Preferred Stock:
    Series A.............................       1,467       147            --             --              --        --           --
    Series C.............................     151,421    15,142            --          (511)              --        --           --
    Accrued dividends on Preferred Stock           --        --         4,877             --              --        --           --
  Grant of stock options.................          --        --            --             --              --        --          796
  Non-cash compensation..................          --        --            --             --              --        --           --
  Issuance of Common Stock Warrants......          --        --            --             --              --        --        2,428
  Net loss...............................          --        --            --             --              --        --           --
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1995.............     436,482    43,648         6,529             --       2,386,663       100        4,124
Conversion of  Preferred Stock
   to Common Stock and accrued dividends.    (436,482)  (43,648)       (7,219)            --       4,558,155       191       50,676

Accrued dividends on Preferred Stock.....          --        --           690             --              --        --           --
Initial public offering of Common Stock..          --        --            --             --       4,545,455       190       50,537
Costs associated with initial public
  offering of Common Stock...............          --        --            --             --              --        --       (2,160)
Grant of stock options...................          --        --            --             --              --        --        1,701
Noncash compensation expense ............          --        --            --             --              --        --           --
Exercise of stock options................          --        --            --             --         141,988         6           54
Forfeiture of stock options .............          --        --            --             --              --        --         (286)
Net loss ................................          --        --            --             --              --        --           --
Common  Stock issued in connections with
   acquisition. .........................          --        --            --             --         172,414         6        1,494
                                            -------------------------------------------------   ------------------------------------

Balance at December 31, 1996.............          --    $   --        $   --         $   --      11,804,675    $  493    $ 106,140
                                            =================================================   ====================================

                                                                              Total
                                               Deferred      Accumulated  Stockholders'
                                            Compensation      Deficit        Equity
                                            ---------------------------------------------

Balance at December 31, 1993.............    $    --      $   (25)       $    (25)
  Issuance of Common Stock...............         --            --             85
  Issuance of Preferred Stock:
    Series A.............................         --            --         17,915
    Series C.............................         --            --          3,485
    Conversion of debt to Series B.......         --            --          6,959
    Subscriptions .......................         --            --            511
    Accrued dividends on  Preferred Stock         --       (1,652)             --
    Net loss.............................         --      (14,055)       (14,055)
                                            --------------------------------------
Balance at December 31, 1994.............         --      (15,732)         14,875
  Issuance of Common Stock...............         --            --            915
  Issuance of Preferred Stock:
    Series A.............................         --            --            147
    Series C.............................         --            --         14,631
    Accrued dividends on  Preferred Stock         --       (4,877)             --
  Grant of stock options.................      (796)            --             --
  Non-cash compensation..................        139            --            139
  Issuance of Common Stock Warrants......         --            --          2,428
  Net loss...............................         --      (11,627)       (11,627)
                                            --------------------------------------
Balance at December 31, 1995.............      (657)      (32,236)         21,508
Conversion of  Preferred Stock
   to Common Stock and accrued dividends.         --            --             --

Accrued dividends on Preferred Stock.....         --         (690)             --
Initial public offering of Common Stock..         --           --          50,727

Costs associated with initial public
  offering of Common Stock...............         --            --        (2,160)
Grant of stock options...................    (1,701)            --             --
Noncash compensation expense ............      1,264            --          1,264
Exercise of stock options................         --            --             60
Forfeiture of stock options .............        286            --             --
Net loss ................................         --       (5,577)        (5,577)
Common  Stock issued in connections with
   acquisition. .........................         --            --          1,500
                                            --------------------------------------

Balance at December 31, 1996.............   $  (808)   $  (38,503)      $  67,322
                                            ======================================



                           TRESCOM INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                                                  1996             1995              1994
                                                                        ----------------------------------------------------
                                                                                          (IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES
 Loss before extraordinary item......................................        $   (3,621)      $  (11,627)       $  (14,055)
Extraordinary loss on early extinguishment of debt..................             (1,956)               --                --
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................               4,928            3,961             1,904
    Revaluation of customer bases...................................                  --               --             5,446
    Payment of interest by issuance of preferred stock..............                  --               --               259
     Non-cash interest expense ......................................                431              607                --
     Non-cash interest expense on note to stockholder ...............                297               --                --
    Non-cash compensation ..........................................               1,264              139                --
    Changes in operating assets and liabilities, net
     of effects of acquisitions:
     Accounts receivable............................................            (11,770)          (5,511)           (4,586)
     Other current assets...........................................             (2,139)            (943)               255
     Accounts payable...............................................                 564          (2,307)             1,297
     Accrued network costs..........................................               7,911            1,180             5,410
     Other accrued expenses.........................................                 754          (1,942)             3,264
         Deferred revenue and other current liabilities.............               1,513               --                --
                                                                        ----------------------------------------------------
Net cash used in operating activities...............................             (1,824)         (16,443)             (806)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment.................................             (8,086)          (5,637)           (5,612)
Expenditures for line installations.................................               (144)            (418)             (199)
Purchases of businesses and customer bases..........................               (522)               --          (45,495)
                                                                        ----------------------------------------------------
Net cash used in investing activities...............................             (8,752)          (6,055)          (51,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock..........................              50,727              915                85
Costs relating to initial public offering ..........................             (2,160)               --                --
Proceeds from the issuance of preferred stock.......................                  --           14,778            28,100
Proceeds from stock subscriptions...................................                  --               --               511
Proceeds from debt..................................................                  --            7,572            24,173
Proceeds from issuance of warrants associated with debt.............                  --            2,428                --
Payment of loan acquisition costs...................................                (86)            (533)             (436)
Proceeds from cash overdraft........................................                  --               --               357
Repayment of cash overdraft.........................................                  --            (382)                --
Repayment of revolving credit facility .............................            (24,173)               --                --
Repayment of sellers' note .........................................             (1,000)               --                --
Repayment of notes payable to stockholder...........................             (8,476)               --                --
Repayment of debt...................................................                (18)             (27)             (642)
Proceeds from stock option exercise ................................                  60               --                --
Principal payments on capital lease obligations.....................               (330)            (201)              (36)
                                                                        ----------------------------------------------------
Net cash provided by financing activities...........................              14,544           24,550            52,112
                                                                        ----------------------------------------------------
 Net change in cash..................................................              3,968            2,052                --
 Cash at beginning of period.........................................              2,052               --                --
                                                                        ----------------------------------------------------

 Cash at end of period...............................................         $    6,020      $     2,052     $          --
                                                                        ====================================================

 Interest paid.......................................................         $    1,352      $     2,257       $       582
                                                                        ====================================================

                                                     See accompanying notes.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

         TresCom is a facilities based long distance telecommunications carrier focused on international long distance traffic. The Company offers telecommunications services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services.

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

         PROPERTY AND EQUIPMENT

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization   is  provided  for   financial   reporting   purposes   using  the
straight-line method over the following estimated useful lives:

       Transmission and communications equipment            3 to 10 years
       Furniture, fixtures and other                        3 to 7 years

         The costs of software and software upgrades purchased for internal use are capitalized. Significant capital projects are constantly being initiated as the Company continues to expand its network. Beginning in 1996, a substantial amount of employee time was required to properly plan, install, test and certify the equipment associated with these projects. In connection with these projects, the Company capitalized $1,450 in direct employee costs.

         ADVERTISING.

         Pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, "Reporting on Advertising Costs," the Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefit. Direct-response advertising programs were implemented during 1996 and consist of fees paid to various telemarketing entities. The capitalized costs are amortized over a nine month period beginning in the month revenues associated with those costs are first generated.

     At December 31, 1996, advertising costs totaling $1,390 were recorded as other current assets. Advertising expense for the years ended December 31, 1996, 1995 and 1994 were $2,047, $1,359 and $469 respectively.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         OTHER ASSETS

         The excess of cost over net assets of businesses acquired represents the excess of the consideration paid over the fair value of the net assets acquired and is amortized on a straight-line basis over 35 years. Customer bases are recorded based on the estimated value of the customer bases acquired in the acquisition of businesses and are amortized on a straight-line basis over periods ranging from two to seven years.

         Periodically, the Company assesses the appropriateness of the asset valuations and the amortization periods based on the present value of the current and anticipated future cash flows and projected profitability of the acquired business. During 1994, based on these assessments, the Company recorded additional expense of $5,446 as recognition of the impairment in value of customer bases acquired in June and July 1994.

         Legal expenses and other direct costs incurred in connection with obtaining financing agreements are deferred and amortized over the life of the financing agreements. Such costs amounted to $86 and $533 during the years ended December 31, 1996 and 1995, respectively. Accumulated amortization of deferred financing costs was $10 and $391 at December 31, 1996 and 1995, respectively.

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

         COST OF SERVICES

         Cost of services include payments to local exchange carriers ("LECs"), interexchange carriers, post, telegraph and telephone organizations ("PTTs") and telecommunications administrations ("TAs") primarily for access and transport charges.

         CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company derives a majority of its operating revenues from commercial customers in Florida, New York, St. Thomas and Puerto Rico. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. In situations where the Company deems appropriate, prepayment and/or cash deposits or letters of credit are required for the provision of services.

         INCOME TAXES

         The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

         PER SHARE DATA

         Net loss per share was computed by dividing net loss by the weighted average number of shares of the Company's Common Stock, $.0419 par value per share (the "Common Stock"), outstanding after giving retroactive effect to the conversion of all of the Company's Series A Preferred Stock, $.01 par value per share ("Series A Preferred Stock"), Series B Preferred Stock, $.01 par value per share ("Series B Preferred Stock"), Series C Preferred Stock, $.01

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

par value per share ("Series C Preferred Stock"), and related accrued dividends thereon, into shares of Common Stock, which occurred in February 1996 upon the consummation of the Company's initial public offering (the "IPO"), plus Cheap Stock as defined below.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock, common stock equivalents, and other potentially dilutive securities (including preferred stock) issued at prices equal to or below the IPO price per share ("Cheap Stock") during the twelve month period immediately preceding the initial filing date of the Company's registration statement for its IPO have been included as outstanding for all periods, through February 8, 1996 (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share.

         Supplemental net loss per share is calculated using the weighted average number of shares of Common Stock and common stock equivalents outstanding during the respective periods assuming the same number of shares were outstanding as described above, and considering the reduction in interest expense and extraordinary loss on retirement of debt from the repayment of certain obligations of $35.8 million as if repaid on the date incurred or at the beginning of the period, whichever is later, with the proceeds of the IPO. Supplemental net loss per share for the years ended December 31, 1996 and 1995 was $.22 and $.85, respectively.

         The corrected net loss per share and the supplemental net loss per share for the quarters reported during 1996 are:

                                                   THREE MONTHS  THREE MONTHS   SIX MONTHS   THREE MONTHS  NINE MONTHS
                                                      ENDED         ENDED         ENDED         ENDED         ENDED
                                                    MARCH 31,      JUNE 30,      JUNE 30,     SEPTEMBER     SEPTEMBER
                                                       1996          1996          1996        30, 1996      30, 1996
                                                   ------------- ------------- ------------- ------------- -------------
                                                                               (unaudited)


Per share data (pro forma prior
  to February 8)
Loss before extraordinary item ..............         $(0.15)       $(0.04)       $(0.18)       $(0.02)       $(0.20)
Extraordinary charge ........................          (0.20)            --        (0.18)            --        (0.18)
                                                   ------------- ------------- ------------- ------------- -------------
Net loss per common share ..................           (0.35)       $(0.04)        (0.36)       $(0.02)        (0.38)
                                                   ============= ============= ============= ============= =============
Supplemental loss per share ................          $(0.10)                     $(0.13)                     $(0.16)
                                                   =============               =============               =============


         The Company previously reported the following net losses per share in its Form 10-Qs for the first, second and third quarter of 1996: $.33 per share ($.14 before extraordinary item and $.19 extraordinary item) for the quarter ended March 31, 1996; $.34 per share ($.17 before extraordinary item and $.17 extraordinary item) for the six months ended June 30, 1996; and $.36 per share ($.19 before extraordinary item and $.17 extraordinary item) for the nine months ended September 30, 1996. The Company did not disclose any supplemental loss per share amounts in its Form 10-Qs for 1996.

         The computation of fully diluted net loss per share of Common Stock was antidilutive; therefore, the amounts reported for primary and fully diluted are the same. Prior to the IPO, historical loss per share was not presented because it was not meaningful.

         Retroactive restatement has been made to share and per share amounts to give effect to a 4.19-to-1 reverse stock split effected in connection with the IPO.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         NEW ACCOUNTING PRONOUNCEMENTS

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The adoption of SFAS 121 did not have any effect on the financial statements. In 1996, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 6.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with current year presentation.

3.        BUSINESS ACQUISITIONS

     On February 22, 1994, the Company acquired all of the outstanding capital stock of the St. Thomas and San Juan Telephone Company, Inc. ("STSJ") for cash in the amount of $17,035, plus the assumption of liabilities. STSJ is a facilities based carrier and provides long distance telecommunications services to customers in the U.S. Virgin Islands and Puerto Rico.

     On November 30, 1994, the Company acquired all of the outstanding capital stock of Total Telecommunications, Inc. ("TTI") for cash in the amount of $22,610, plus the assumption of liabilities. During 1996, TTI was merged into TresCom U.S.A., Inc.

     The Company also purchased customer bases from IDB Communications Group, Inc. and Virgin Islands TeleCom, Inc. effective June 30, 1994 and July 12, 1994, respectively. The aggregate purchase price amounted to $5,850. The customer bases included long distance customers located in the U.S. Virgin Islands and Puerto Rico. Subsequent to the dates of acquisitions, the Company established that the values had been impaired and recognized an impairment loss of $5,446 in 1994.

4.        LONG-TERM OBLIGATIONS

         A summary of long-term obligations is as follows:


                                                                                    DECEMBER 31,
                                                                                  1996         1995
                                                                           -------------------------------

Bank facility..........................................................             $ --         $24,173
Note payable to former shareholder of business acquired,
  bearing 5% simple interest, due February 1996........................               --           1,000
Loans payable to the Small Business Administration,
  bearing interest at 4%, due in monthly principal and
  interest payments of $3 through February 2015,
  collateralized by a security agreement covering certain assets.......               416            432
Capital leases bearing interest at rates ranging from 9% to
  11% and payable in monthly installments totaling $104................             4,366            383
Other..................................................................                --              4
                                                                           -------------------------------
                                                                                    4,782         25,992
Less amounts due within one year.......................................               817         25,290
                                                                           -------------------------------
                                                                                   $3,965        $   702
                                                                           ===============================


     In November 1994, a wholly-owned subsidiary of the Company obtained from a bank a revolving credit facility (the "Bank Facility") with an aggregate commitment of $27,000, which expired on June 30, 1996. On February 16, 1996,

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the Company repaid all outstanding amounts borrowed under the Bank Facility. Extraordinary expense of $432 was recognized to write-off the remaining deferred financing costs associated with the Bank Facility.

     Under the terms of the Bank Facility, the Company was required to maintain at least 50% of its debt on a fixed rate basis and, as a result, entered into an interest rate swap agreement and interest rate cap agreement (the "Instruments") with the lending bank to convert variable interest rate payments to fixed payments. The estimated fair value (i.e., the net present value of the amount the Company was required to pay the counterpart over the remaining term of the agreement) of the Instruments, based upon the quoted market price provided by the financial institution was $562 at December 31, 1995. On September 18, 1996 when the net settlement value was $302, the Instruments were paid off in full.

     In October and November 1995, the Company borrowed $7,000 and $3,000, respectively, under one-year notes bearing interest at 12% compounded quarterly from a major shareholder of the Company. In connection with these notes, the Company issued a warrant to purchase 358,034 shares of Common Stock at an exercise price of $.42 per share. The warrants are exercisable immediately and expire on October 2, 2007. Of the $10,000 in borrowings, approximately $2,400 has been allocated to the value of the warrants. On February 14, 1996, the Company repaid the entire balance relating to the notes. Accordingly, extraordinary interest expense in the amount of $1,524 was recognized in the first quarter of 1996.

     The Company has funded a portion of its third and fourth quarter capital expenditures with asset financing of $4,300. The Company has a $5,000 line of credit with a commercial bank (the "Credit Facility"), secured by certain accounts receivable. The Credit Facility contains restrictive covenants, which include the maintenance of minimum tangible net worth, as defined, and certain financial ratios. As of December 31, 1996, the Company had utilized $1,100 under the Credit Facility to provide letters of credit to certain vendors.

     Principal payments on all debt obligations are:

   1997...............................................     $    16
   1998 ..............................................          17
   1999 ..............................................          17
   2000 ..............................................          18
   2001 ..............................................          19
   Thereafter ........................................         329
                                                           -------
                                                           $   416
                                                           =======

5.        LEASE OBLIGATIONS

     The Company occupies office facilities and leases certain equipment and software under noncancelable operating leases. Rental expense for the years ended December 31, 1996, 1995 and 1994 was $1,421, $1,341, and $760,
respectively.

     During the year ended December 31, 1996, the Company acquired communication equipment of approximately $4,310 under capital lease obligations. The Company did not acquire communication equipment via capital leases during the year ended December 31, 1995. Asset balances for property acquired under capital leases consist of:

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           DECEMBER 31,
                                                          1996         1995
                                                     --------------------------

Transmission and communication equipment...........          $4,715  $     405
Furniture, fixtures and other......................             270        270
                                                     --------------------------
                                                              4,985        675
Accumulated amortization...........................           (311)      (141)
                                                     --------------------------
                                                          $   4,674  $     534
                                                     ==========================

     Depreciation expense associated with assets acquired under capital leases is included with depreciation and amortization expense on the Statement of Operations. The present value of minimum capital lease payments are included in the balance sheet as a part of long-term obligations. Future minimum lease payments for all noncancelable leases at December 31, 1996 are:



                                                          CAPITAL       OPERATING        TOTAL
                                                           LEASES        LEASES
                                                        --------------------------------------------

1997.................................................     $    1,249      $    1,255     $    2,504
1998.................................................          1,249           1,242          2,491
1999.................................................          1,168             966          2,134
2000.................................................          1,116             737          1,853
2001.................................................            806             566          1,372
Thereafter...........................................             --             608            608
                                                        --------------------------------------------
Total future minimum lease payments..................          5,588      $    5,374    $    10,962
                                                                     ===============================
Less amounts representing interest...................          1,222
                                                        -------------
Present value of net minimum lease payments..........      $   4,366
                                                        =============


6.        CAPITALIZATION

     PREFERRED STOCK

     The Board of Directors of the Company is authorized to issue up to one million shares of preferred stock, par value $.01 per share (the "Preferred Stock"), in one or more series and to fix the powers, voting rights, designations and preferences of each series. During 1994, the Board of Directors authorized two series of Preferred Stock: 179,420 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock. Both series provided for 10% cumulative dividends per annum, compounded semi-annually.

     On August 9, 1995, the Board of Directors authorized 151,421 shares of Series C Preferred Stock. In addition, the Board of Directors authorized an additional 1,197 shares of Series A Preferred Stock. The dividend rate on Series A Preferred Stock was increased to 12% beginning on August 1, 1995, with the dividend accruals to be compounded quarterly beginning on October 15, 1995. The dividend rate on Series C Preferred Stock provides for 12% cumulative dividends per annum, compounded quarterly, computed retroactively from February 23, 1995.

     The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock required mandatory redemption of preference value plus dividends upon the earlier of the closing of an underwritten public offering of shares of Common Stock or, in three equal annual installments, beginning February 1, 2002, if Series A Preferred Stock and Series C Preferred Stock, or February 1, 2003, if Series B Preferred Stock. Under certain circumstances outside the

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


control of the Company, upon the effective date of an initial public offering, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were required to exchange their shares for shares of Common Stock; the number of shares of Common Stock was to be calculated based on the redemption value of the preferred stock divided by the initial public offering price less underwriting discounts and commissions. The Company was entitled to redeem, at its option, Series A Preferred Stock and Series C Preferred Stock in whole or Series B Preferred Stock in whole or in part at the redemption price. The outstanding Preferred Stock had a preference value of $100 per share for purposes of calculating dividends and redemption value.

     On February 5, 1996, the terms of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were amended such that mandatory redemption was not required. In connection with the IPO, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into 4,558,155 shares of Common Stock.

     COMMON STOCK

     In February 1996, the Company effected a reverse stock split of the Common Stock at a ratio of approximately 4.19-to-1. The share and per share amounts in the financial statements have been adjusted for the reverse stock split.

     On February 13, 1996, the Company sold 4,545,455 shares of its Common Stock at $12 per share in the IPO. The net proceeds of this sale were $48.6 million. The net proceeds were used to retire debt and accrued interest of approximately $35.8 million. In connection with the IPO, the available authorized number of shares of Preferred Stock was reset to one million shares.

     STOCK OPTION PLAN

     The Company has a stock option plan under which 936,432 options to purchase shares of Common Stock may be granted to officers, key employees, consultants and directors. The plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which may not have an exercise price below par value. All options must be exercised no later than 10 years from the date of grant. No option may be granted under the plan after February 22, 2004.

     Options generally vest as to 20% on the first anniversary of the vesting commencement date or grant date and as to an additional 20% on each anniversary thereafter. All options expire on the tenth anniversary of the grant date, unless sooner terminated under the terms of the Stock Option Plan. In the event of certain changes in control, all options become fully vested.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes all options activity for the years ended December 31, 1994, 1995 and 1996:

                                                                                          Weighted
                                                          Number of                       Average
                                                           Options       Exercisable      Exercise
                                                           Granted         Options         Price
                                                        --------------- --------------- -------------

Outstanding as of December 31, 1993 .............               --              --            --
Granted .........................................            110,840                         $0.42
                                                        --------------- --------------- -------------
Outstanding as of December 31, 1994 .............            110,840              --          0.42
Canceled ........................................            110,840                          0.42
Granted..........................................            484,955                          0.42
Forfeited........................................             12,749                          0.42
                                                        --------------- --------------- -------------
Outstanding as of December 31, 1995 .............            472,206          19,826          0.42
Canceled ........................................            220,622                          0.42
Granted..........................................            534,119                         12.53
Forfeited........................................            147,452                         10.82
Exercised .......................................            141,988                          0.42
                                                        --------------- --------------- -------------
Outstanding as of December 31, 1996 .............            496,263          23,713        $10.37
                                                        =============== =============== =============


                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



     The following table summarizes options at December 31, 1996:


                                                 Options Outstanding                            Options
                                                                                              Exercisable
                     ------------------ --------------------------------------        -----------------------------
                                             Weighted           Weighted                               Weighted
                                             Average             Average                                Average
     Range of            Number of           Exercise          Contractual              Number of      Exercise
  Exercise price          Options             Price           Life (years)               Options         Price
-------------------- ------------------ ------------------- ------------------        -------------- --------------

       $0.42               94,144              $0.42              8.66                   10,713          $0.42
  $12.00 - $17.63         402,119             $12.70              9.26                   13,000         $12.00


         As of December 31, 1996, the Company had 94,144 options outstanding at an exercise price of $.42 per share, 352,119 options outstanding at an exercise price of $12.00 per share and 50,000 options outstanding at an exercise price of $17.63. Non-cash compensation expense was recorded over the vesting period of the options. Accordingly, $1,264 and $139 of non-cash compensation expense was recorded in the years ended December 31, 1996 and 1995, respectively.

         The Company follows the requirements of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock option plan and, accordingly, compensation cost is recognized in the consolidated statements of operations for the stock option plan to the extent the options are granted at prices below fair market value. The Company adopted SFAS 123, which requires certain disclosures about stock-based employee compensation arrangements. SFAS 123 requires pro forma disclosure of the impact on net income and earnings per share if the fair value method defined in SFAS 123 had been used. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions: a risk-free interest rate of 6.1%; a dividend yield of 0%; a volatility factor of the expected market price of the Common Stock of .729; and an expected life of seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The weighted average grant date fair value of options granted in 1995 and 1996 is $10.50 and $7.88 per share, respectively. The options granted during 1995 had exercise prices below market value and the options granted during 1996 had exercise prices at or above market value.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma effect of its adoption will not be fully reflected until 1997. The following information will not likely represent the information reported in future years because options granted after 1995 will begin to vest over the next several years and are, for the most part, not included in the 1996 calculation.

         The SFAS 123 pro forma information is as follows:

                                                      1996             1995
                                                 -------------     ------------

           Pro forma net loss                       $(5,713)         $(11,627)
           Pro forma loss per share                    (0.51)           (1.51)


7.        INCOME TAXES

         The significant components of the Company's deferred tax assets and liabilities are:


                                                                               DECEMBER 31,
                                                                  1996            1995           1994
                                                            ------------------------------------------------

Deferred tax assets
   Allowance for bad debts................................        $   2,975      $    1,139      $   1,102
   Net operating loss carry-forward.......................            6,229           6,311          3,672
   Accruals...............................................              566             279            889
   Depreciation and amortization..........................              101             873          1,084
   Other..................................................               11             270             98
   Valuation allowance....................................           (8,479)         (8,793)        (5,737)
                                                            ------------------------------------------------
                                                                      1,403              79             --
Deferred tax liabilities
   Acquisition basis differences..........................           (1,403)            (79)           (35)
    Litigation settlement.................................               --              --         (1,073)
                                                            ------------------------------------------------
                                                                  $      --      $       --       $ (1,108)
                                                            ================================================


     The net change in the Company's valuation allowance was $314, $3,056 and $5,737 for the years ended December 31, 1996, 1995 and 1994, respectively.

     On July 17, 1989, the Industrial Development Commission of the U.S. Virgin Islands granted STSJ tax benefits to cover long distance telecommunications services in the U.S. Virgin Islands. These benefits include a 90% exemption from income taxes for a ten-year period effective January 1, 1989.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The reconciliation of income tax attributable to operations computed at the U.S. federal statutory rates to income tax expense is:


                                                                             DECEMBER 31,
                                                                  1996            1995           1994
                                                            -----------------------------------------------

Tax at U.S. statutory rate................................      (34.0)%         (34.0)%        (34.0)%
State taxes, net of federal benefit.......................       (2.0)           (2.0)          (2.4)
Amortization of excess of cost over
   net assets of businesses acquired......................        6.5             2.7            1.4
Foreign tax rate differences..............................        7.1             3.7            2.3
Other.....................................................        --              --             1.9
Unrecognized benefit of net operating loss................       22.4            29.6            30.8
                                                            -----------------------------------------------
                                                                  --              --              --
                                                            ===============================================


     At December 31, 1996, the Company has U.S. and foreign net operating loss carryforwards for tax purposes of $11,421 and $9,259, respectively. These net operating loss carryforwards expire in the years 1997 through 2011.

8.        RETIREMENT PLAN

     The Company maintains the TresCom 401(k) Savings and Retirement Plan for all U.S. and Virgin Island subsidiaries and the TresCom 165(e) Savings and Retirement Plan for the Puerto Rican subsidiary. Employees age 21 or older are eligible to participate six months after their date of hire and to elect to defer a percentage of his/her salary. The Company has the discretion to make contributions to the TresCom 401(k) Savings and Retirement Plan and TresCom 165(e) Saving and Retirement Plan. No Company contributions were made to either plan during 1995 and 1996.

9.         COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and is subject to possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company's management, based on knowledge of the facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company has entered into agreements where it either owns portions of or has the indefeasible right to use transmission cables. These agreements require the Company to fund portions of the construction, operation, and maintenance costs. At December 31, 1996, the Company has firm construction commitments under both agreements of approximately $2,500. Construction costs are capitalized and depreciated over ten years after the transmission cable becomes operational. The capitalized costs of transmission cables as of December 31, 1996 was $2,995. The Company has projected maintenance costs of $225 for undersea cables during 1997.


10.       SETTLEMENTS

     In the past, the Company incurred some significant charges as a result of disputes with carriers. These charges amounted to $2,730, $4,100 and $900 in the fourth quarter of 1994, the first quarter of 1995 and the second quarter of 1995, respectively. In addition, significant losses resulting from settlements with customers totaled $2,031 and $4,069 during 1994 and the first quarter of 1995, respectively.

                           TRESCOM INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



11.       FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate the respective fair values due to the short nature of these items. The fair values for long-term obligations are as follows:


                                                                CARRYING                FAIR
                                                                  VALUE                 VALUE
                                                            ------------------------------------

December 31, 1996
   Loans payable to the Small
     Business Administration..............................         $      416    $          335

December 31, 1995
   Notes payable to former shareholders...................              1,000               995
   Notes payable to shareholder...........................              8,179            10,000
   Loans payable to the Small
     Business Administration..............................                432               326
   Interest rate swap.....................................                 --               562



12.        RELATED PARTY TRANSACTIONS

     The Company buys network services from and provides network services to LCI International, Inc. ("LCI"). At December 31, 1996 and 1995, the net amount due to LCI was $1,935 and $772, respectively. During 1996 and 1995, $7,140 and $5,086 of services were provided and $5,453 and $7,822 were used, respectively. At March 15, 1997, an affiliate of a major shareholder of the Company owned approximately 10% of LCI.

     In December 1996, the Company acquired 100% of the common stock of Intex Telecommunications, Inc. from LCI. The purchase price consideration was 172,414 shares of Common Stock, subject to incremental adjustment over the twelve month period following the closing.

13.        NATURAL DISASTER

     On September 16, 1995, Hurricane Marilyn damaged the island of St. Thomas where the Company has significant operations. The Company's Property and Business Interruption Insurance covered a significant portion of the damages to equipment and certain losses from operations, respectively. At September 30, 1995, the Company estimated its exposure relating to the hurricane to be $2,500. Based on visits to the affected area, review of accounts receivable and actual settlements with customers, management revised its estimate of losses resulting from the hurricane to $1,717. Accordingly, the net loss for the quarter ended December 31, 1995 included this change in estimate of $783.

                         REPORT OF INDEPENDENT AUDITORS



The Shareholder
The St. Thomas and San Juan Telephone
Company, Inc. and Subsidiary

         We have audited the accompanying consolidated statements of operations and cash flows of The St. Thomas and San Juan Telephone Company, Inc. and Subsidiary for the period from January 1, 1994 to February 22, 1994. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of The St. Thomas and San Juan Telephone Company, Inc. and Subsidiary for the period from January 1, 1994 to February 22, 1994 in conformity with generally accepted accounting principles.



                                                     ERNST & YOUNG LLP

San Juan, Puerto Rico
May 12, 1994

               THE ST. THOMAS AND SAN JUAN TELEPHONE COMPANY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          PERIOD FROM
                                                         JANUARY 1 TO
                                                         FEBRUARY 22,
                                                             1994
                                                        ----------------

 Revenues...........................................        $3,916,000
 Cost of services...................................         2,987,160
                                                        ----------------
 Gross profit.......................................           928,840
 Selling, general and administrative................         2,036,071
 Depreciation and amortization......................            89,621
                                                        ----------------
 Operating loss.....................................        (1,196,852)
 Interest expense...................................            69,128
                                                        ----------------
 Loss before provision for income taxes.............        (1,265,980)
 Provision for income taxes (Note 2)................            12,576
                                                        ----------------
 Net loss...........................................      $ (1,278,556)
                                                        ================

               THE ST. THOMAS AND SAN JUAN TELEPHONE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            PERIOD FROM
                                                                            JANUARY 1 TO
                                                                            FEBRUARY 22,
                                                                                1994
                                                                          -----------------


OPERATING ACTIVITIES
Net loss................................................................    $ (1,278,556)
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization........................................          89,621
   Changes in operating assets and liabilities:
     Accounts receivable................................................        (104,269)
     Prepaid expenses and other current assets..........................        (164,457)
     Other assets.......................................................         (18,343)
     Accrued network costs..............................................         742,891
     Accounts payable and accrued expenses..............................       1,035,345
                                                                            ------------
Net cash provided by operating activities...............................         302,232

INVESTING ACTIVITIES
Purchase of property and equipment......................................        (235,470)
                                                                            ------------
Net cash used in investing activities...................................        (235,470)

FINANCING ACTIVITIES
Payments of notes payable and long-term debt............................        (808,836)
                                                                            -------------
Net cash used by financing activities...................................        (808,836)
                                                                            ------------
Net decrease in cash....................................................        (742,074)
Cash at beginning of year...............................................       1,645,299
                                                                            ------------
Cash at end of year.....................................................    $    903,225
                                                                            ============

                                               See accompanying notes.

       THE ST. THOMAS AND SAN JUAN TELEPHONE COMPANY, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS AND CASH FLOWS
                PERIOD FROM JANUARY 1, 1994 TO FEBRUARY 22, 1994

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

         The consolidated statement of operations includes the accounts of The St. Thomas and San Juan Telephone Company, Inc. ("STSJ"), incorporated in the U.S. Virgin Islands and its wholly-owned subsidiary, STSJ Overseas Telephone Company, Inc. ("Overseas"), incorporated in Puerto Rico in 1990 to serve that market. All significant intercompany balances and transactions have been eliminated in consolidation.

     STSJ and Overseas provide long distance telephone services to residential and commercial customers between the U.S. Virgin Islands, Puerto Rico, the United States, and other countries worldwide. It owns and operates a satellite earth station facility in St. Thomas, U.S. Virgin Islands.

         On February 22, 1994, TresCom International, Inc., purchased all of the outstanding common stock of STSJ.

         ACQUISITION OF PUERTO RICO TELECOM CORPORATION

         Under the terms of the Asset Purchase Agreement dated November 12, 1991, Overseas acquired all rights, title, interest and all assets of Puerto Rico Telecom Corporation (Telecom) a wholly-owned subsidiary of Atlantic Tele-Network, Inc. (ATN), for a price of $1,861,000. The purchase price was allocated among the net assets acquired based on their fair market values. The excess of the purchase price over the net assets acquired is being amortized over thirty years.

         REVENUES

         Revenues from long distance telecommunications services are recognized when the services are provided.

         NETWORK COSTS

         Network costs primarily include right-of-way payments made to local exchange carriers for access and transport charges. Network costs are recognized as the services are used.

         CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         STSJ derives primarily all of its telecommunications service revenues from commercial and residential customers in the Virgin Islands and Puerto Rico. Financial instruments which potentially subject STSJ to concentrations of credit risk consist principally of cash and accounts receivable. STSJ's allowance for doubtful accounts is based upon management's estimates and historical experience. STSJ performs ongoing credit evaluations of its customers and generally does not require collateral.

2.        INCOME TAXES

         STSJ is subject to U.S. Virgin Islands corporate income taxes. Overseas is subject to Puerto Rico income taxes.

         On July 17, 1989,  the  Industrial  Development  Commission of the U.S.
Virgin   Islands   granted  STSJ  a  tax   exemption  to  cover  long   distance
telecommunication services in the U.S. Virgin Islands, as indicated below:

     o 100% exemption from gross receipts taxes

     o 100% exemption from real property taxes

     o 90%  exemption  from income taxes

     o 100% exemption from various excise taxes

       THE ST. THOMAS AND SAN JUAN TELEPHONE COMPANY, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS AND CASH FLOWS
                PERIOD FROM JANUARY 1, 1994 TO FEBRUARY 22, 1994

         These tax benefits are for a ten-year period effective January 1, 1989. There are various conditions to such grant, including the employment of a minimum of 6 employees. In addition, at least 80% of all employees of grantee must be U.S. Virgin Islands residents.

     As of February 22, 1994, Overseas had approximately $3,395,000 of Puerto Rico net operating loss carryforwards that can be used to reduce future taxable income in Puerto Rico through the year 2000.

3.        OPERATING LEASES

     STSJ leases its office and operating facilities under noncancelable operating lease agreements. Future minimum lease commitments at February 22, 1994 are as follows:

         1994........................................        $   169,200
         1995........................................            202,000
         1996........................................            210,900
         1997........................................            219,800
         1998........................................            225,300
         1999........................................            125,500
                                                              ----------
                                                              $1,152,700
                                                              ==========


         Total rent expense for the period from January 1, 1994 to February 22, 1994 amounted to approximately $45,000.

                         REPORT OF INDEPENDENT AUDITORS


The Shareholders
Total Telecommunications, Inc.

         We have audited the accompanying statements of income and cash flows of Total Telecommunications, Inc. for the eleven months ended November 30, 1994. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operation and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the statements of operations and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Total Telecommunications, Inc. for the eleven months ended November 30, 1994, in conformity with generally accepted accounting principles.



                                                     ERNST & YOUNG LLP

Atlanta, Georgia
January 12, 1995

                         TOTAL TELECOMMUNICATIONS, INC.
                               STATEMENT OF INCOME

                                                         ELEVEN MONTHS
                                                             ENDED
                                                          NOVEMBER 30,
                                                              1994
                                                        -----------------

 Revenues.............................................       $14,955,117
 Cost of services.....................................         8,814,532
                                                             -----------
 Gross profit.........................................         6,140,585
 Selling, general and administrative..................         5,186,086
 Depreciation and amortization........................           162,630
                                                             -----------
 Operating income.....................................           791,869
 Interest expense.....................................            64,458
                                                             -----------
 Net income...........................................       $   727,411
                                                             ===========

                             See accompanying notes.

                         TOTAL TELECOMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS

                                                             ELEVEN MONTHS
                                                                 ENDED
                                                              NOVEMBER 30,
                                                                  1994
                                                            -----------------
OPERATING ACTIVITIES
Net income................................................    $    727,411
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization..........................         162,630
   Changes in operating assets and liabilities:
     Accounts receivable..................................      (1,727,586)
     Other current assets.................................        (114,209)
     Accrued network costs................................         790,415
     Accounts payable.....................................       1,382,769
                                                              ------------
Net cash provided by operating activities.................       1,221,430

INVESTING ACTIVITIES
Purchases of property and equipment.......................        (700,769)
Other assets..............................................         (22,833)
                                                              ------------
Net cash used in investing activities.....................        (723,602)

FINANCING ACTIVITIES
Repayment of notes payable................................         (88,165)
Proceeds from cash overdraft..............................         230,723
Distributions to shareholders.............................        (680,000)
Principal payments of capital lease obligations...........        (101,232)
                                                              ------------
Net cash used in financing activities.....................        (638,674)
                                                              ------------
Decrease in cash..........................................        (140,846)
Cash at beginning of year.................................         140,846
                                                              ------------
Cash at end of year.......................................    $         --
                                                              ============

SUPPLEMENTAL DISCLOSURE
   Interest paid..........................................    $     64,534
                                                              ============

                             See accompanying notes.

                         TOTAL TELECOMMUNICATIONS, INC.
                  NOTES TO STATEMENTS OF INCOME AND CASH FLOWS
                      ELEVEN MONTHS ENDED NOVEMBER 30, 1994


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

         The principal operations of Total Telecommunications, Inc. ("TTI") consist of providing telecommunication services to commercial customers, primarily in Florida. TTI provides a full range of services, including switched and dedicated, international, domestic, calling card, and 800 services.

         On November 30, 1994, all of TTI's outstanding stock was acquired by TresCom International, Inc.

         REVENUES

         Revenues from long distance telecommunications services are recognized when the services are provided.

         NETWORK COSTS

         Network costs primarily include right-of-way payments made to local exchange carriers for access and transport charges. Network costs are recognized as services are used.

         INCOME TAXES

         TTI has elected S Corporation status under the provisions of the Internal Revenue Code (IRC), which eliminates federal income taxes at the corporate level. Certain states in which TTI conducts business do not recognize S Corporation status. Accordingly, state income taxes of approximately $8,000 as of November 30, 1994 have been included in selling, general and administrative expenses in the accompanying statement of income. Deferred state income taxes resulting from differences in net income for financial reporting purposes and taxable income are not significant.

         On November 30, 1994, the outstanding stock was acquired by TresCom International, Inc., a C Corporation under the provisions of the IRC. Because of the acquisition, TTI will no longer qualify under the Subchapter S provision of the IRC. The change in filing election as a result of the acquisition will not have a material effect on TTI's deferred state or federal income taxes.

         CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         TTI derives primarily all of its telecommunications service revenues from commercial and residential customers in the State of Florida. Financial instruments which potentially subject TTI to concentrations of credit risk consist principally of cash and accounts receivable. TTI's allowance for doubtful accounts is based upon management's estimates and historical experience. TTI performs ongoing credit evaluations of its customers and generally does not require collateral.

2.        COMMITMENTS

         TTI entered into a license agreement (the Agreement) in November 1992 with Electronic Data Systems Corporation ("EDS"), which allows for the nonexclusive and nontransferable use of a licensed program in connection with the TTI's invoice printing and billing system. The Agreement requires monthly payments for licensing fees of approximately $2,800. TTI also pays a monthly maintenance service fee based on billable messages multiplied by a rate per message as defined in the Agreement. The Agreement expires April 30, 1998 and is cancelable by either party upon written notice.

         TTI has noncancelable operating leases for the rental of its office space in Fort Lauderdale and New York. Rental expense amounted to approximately $143,000 for the eleven months ended November 30, 1994.

                     TOTAL TELECOMMUNICATIONS, INC.
           NOTES TO STATEMENTS OF INCOME AND CASH FLOWS - (CONTINUED)
                      ELEVEN MONTHS ENDED NOVEMBER 30, 1994

         Future minimum lease payments for all noncancelable leases at November 30, 1994 are:



                                                             CAPITAL LEASES     OPERATING LEASES          TOTAL
                                                            --------------------------------------------------------


         December 1994....................................        $    10,900          $    13,264      $    24,164
         1995.............................................            130,795              167,592          298,387
         1996.............................................            130,795              168,828          299,623
         1997.............................................            126,995               48,941          175,936
         1998.............................................             85,200               39,258          124,458
         1999.............................................             28,400               19,968           48,368
                                                                   ------------------------------------------------
         Total future minimum lease payments..............            513,085           $  457,851       $  970,936
                                                                                ===================================
         Less amount representing interest................             99,883
                                                                   ----------
         Long-term capital lease obligations..............         $  413,202
                                                                   ==========


3.        SUPPLEMENTAL CASH FLOW INFORMATION

     During the eleven months ended November 30, 1994, TTI acquired property and equipment of approximately $99,000 under capital lease obligations.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
TresCom International, Inc.

         We have audited the consolidated financial statements of TresCom International, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and, for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 27, 1997 (included in this Annual Report on Form 10-K). Our audit also included the financial statement schedule of the Company listed in Item 8 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP


Atlanta, Georgia
March 27, 1997


                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             TRESCOM INTERNATIONAL, INC.

                                                   (IN THOUSANDS)

                     COL. A.                          COL. B.              COL. C.               COL. D.       COL. E.
-----------------------------------------------   ------------- ---------------------------  ------------- -----------
                                                                          ADDITIONS
                                                                  -------------------------
                                                   BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                                    BEGINNING     COSTS AND        OTHER                      END OF
                   DESCRIPTION                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------------------------------------------   ----------     ----------    -----------   ----------    ----------


Year ended December 31, 1996:
Reserve and allowance deducted from
   asset accounts:
      Allowance for Doubtful Accounts                    $4,140         $5,036  $     --    $1,588 (2)        $7,588
      Valuation Allowance for Deferred Taxes              8,793             --        --       314 (3)         8,479

Year ended December 31, 1995:
Reserve and allowance deducted from
   asset accounts:
      Allowance for Doubtful Accounts                     3,761          1,791       700 (1)     2,112 (2)     4,140
      Valuation Allowance for Deferred Taxes              5,737          3,056        --            --         8,793

Year ended December 31, 1994:
Reserve and allowance deducted from
   asset accounts:
      Allowance for Doubtful Accounts                        --          3,857        --            96 (2)     3,761
      Valuation Allowance for Deferred Taxes                 --          5,737        --            --         5,737


-----------------------

(1)   Uncollectible accounts in Virgin Islands resulting from Hurricane Marilyn.
(2)   Write-off of uncollectible accounts.
(3)   Change in deferred taxes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

     The information appearing under the captions "Proposal 1-Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information appearing under the caption "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.       Financial Statements.

     The financial statements are included in Part II, Item 8 of this Report.

         2. Financial Statement Schedules and Supplementary Information Required to be Submitted.

     The financial statement schedules are included in Part II, Item 8 of this Report.

(B)      Reports on Form 8-K.

         None.

(C)      INDEX TO EXHIBITS

         The following is a list of all Exhibits filed as part of this Report:

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

          *3.1(i) Third Amended and Restated  Articles of  Incorporation  of the
                  Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-1912, filed on March 4,
                  1996).
         *3.1(ii) Amended and Restated  By-laws of the Company (filed as Exhibit
                  3.1(ii) to the Company's Annual Report on Form 10-K for fiscal 1996, File No. 0-27594, filed on March 29, 1996 (the "1996
                  Form 10-K")).
              4.1 See Exhibit  numbers  3.1(i) and 3.1(ii) for provisions of the
                  Third Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the Company defining the rights of the holders of Common Stock.
            **4.2 Second Amended and Restated 1994 Stock Option Plan.+
             *4.3 Amended and Restated Stockholders Agreement (filed as  Exhibit
                  4.3 to the Company's Registration Statement on Form S-1, File No. 33-99738, filed on November 22, 1995 (the "Company's Form S-1")).+
             *4.4 Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment agreement and the Stockholders Agreement (filed as Exhibit 4.4 to the Company's Form S-1).+
             *4.5 Form of Stock Option  Agreement for  Management  Employees who
                  are not a party to an employment agreement or the Stockholders Agreement (filed as Exhibit 4.5 to the Company's Form S-1).+
             *4.6 Form of Stock Option  Agreement for Employees who will receive non-contingent options only (filed as Exhibit 4.6 to the Company's Form S-1).+
             *4.7 Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment agreement but are not a party to the Stockholders Agreement (filed as Exhibit 4.7 to the Company's Form S-1).+
             *4.8 1996  Form  of  Stock  Option  Agreement for Rudolph McGlashan
                  (filed as Exhibit 4.8 to the 1996 Form 10-K).+
             *4.9 1996  Basic  Form of Stock  Option  Agreement  for  Management
                  Employees (filed as Exhibit 4.9 to the 1996 Form 10-K).+
            *4.10 1996  Form  of  Stock Option  Agreement  for Wesley T. O'Brien
                  (filed as Exhibit 4.10 to the 1996 Form 10-K).+
            *4.11 1996  Modified Form of Stock Option  Agreement for  Management
                  Employee (filed as Exhibit 4.11 to the 1996 Form 10-K).+
            *4.12 Form of Common  Stock  Certificate  of the  Company  (filed as
                  Exhibit 4.8 to the Company's Form S-1).
           **4.13 1997 Form of Stock Option Agreement for Rudolph McGlashan. **4.14 1997 Basic Form of Stock Option Agreement for Employees. **4.15 1997 Form of Stock Option Agreement for Wesley T. O'Brien.
            *10.1 Employment  Agreement  between the Company and Norman  Klugman
                  (filed as Exhibit  10.1 to the Company's Form S-1).+
            *10.2 Amendment  to  Employment  Agreement  between  the Company and
                  Norman Klugman (filed as Exhibit 10.2 to the Company's Form S-1).+
           **10.3 Amended  and Restated Employment Agreement between the Company and Wesley T. O'Brien.+
            *10.4 Employment Agreement between the Company and Rudolph McGlashan
                  (filed as Exhibit 10.4 to the Company's Form S-1).+
            *10.5 Amendment  to  Employment  Agreement  between  the Company and
                  Rudolph McGlashan (filed as Exhibit 10.5 to the Company's Form S-1).+
            *10.6 Warrant  Agreement  between  the  Company and Warburg,  Pincus
                  Investors, L.P. (filed as Exhibit 10.6 to the Company's Form S-1).
            *10.7 Stock   Purchase and   Sale  Agreement,   dated   December 15,
                  1993, by and among Teracom Communications, Inc. ("Purchaser") and Douglas M. Lapin, Stanley P. Lapin and Eileen Lapin ("Sellers")(filed as Exhibit 10.13 to the Company's Form S-1).

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

            *10.8 Asset Purchase  Agreement,  dated June 30,  1994,  between IDB
                  Communications Group, Inc. on behalf of its subsidiaries, IDB WorldCom Services, Inc. and IDB WorldCom, Inc. ("Seller") and Teracom U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.14 to the Company's Form S-1).
            *10.9 Stock  Purchase and Sale  Agreement,  dated July 8,  1994,  by and among Teracom U.S.A., Inc. ("Purchaser") and Peter Buffa, Sam Herzberg, Lawrence Levy and Felix Fernandez ("Sellers") (filed as Exhibit 10.15 to the Company's Form S-1).
           *10.10 Asset Purchase Agreement,  dated July 12, 1994, by and between
                  Virgin Islands Tele-Com, Inc. ("Seller") and Teracom U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.16 to the Company's Form S-1).
           *10.11 Equipment  Lease,  dated  February 1, 1993, by and between DSC
                  Finance Corporation ("Lessor") and Total Telecommunications, Inc. ("Lessee") (filed as Exhibit 10.17 to the Company's Form S-1).
           *10.12 Equipment Lease,  dated  February 17,  1992,  between Advanced
                  Telecommunications   Corporation    ("Lessor")    and    Total
                  Telecommunications, Inc. ("Lessee") (filed as Exhibit 10.18 to the Company's Form S-1).
           *10.13 Agreement for Billing and Related Services, dated August 1994, between TresCom U.S.A., Inc. and Electronic Data Systems Corporation (filed as Exhibit 10.19 to the Company's Form S-1).
           *10.14 Lease  Agreement,  dated  June 28,  1990,  between  Twenty One
                  Century Building and Puerto Rico Telecom Corporation (filed as
                  Exhibit 10.20 to the Company's Form S-1).
           *10.15 Lease,  dated  February 1,  1992,   between   Telcom  Building
                  Corporation   and   Total  Telecommunications,  Inc. (filed as
                  Exhibit 10.21 to the Company's Form S-1).
           *10.16 Lease,   dated   December 20, 1993, between  Hudson  Telegraph
                  Associates  and  Caribbean Telecommunications, Inc. (filed  as
                  Exhibit 10.22 to the Company's Form S-1).
           *10.17 Form of Indemnification Agreement between the Company and its directors and executive officers (filed as Exhibit 10.23 to the Company's Form S-1).
           *10.18 Amendment No. 1 to Restated  Stockholders  Agreement,  dated
                  February 5, 1996 (filed as Exhibit 10.24 to the Company's Form S-1).
           *10.19 Employment  Agreement between the Company and William A Paquin
                  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).+
           *10.20 Severance  Agreement  between the  Company and Norman  Klugman
                  (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996).
          **10.21 Credit  Facility  between  the  Company  and SunTrust Bank and
                  Amendment No. 1 thereto.
           **11.1 Statement re computation of earnings per share.
           **11.2 Statement re computation of supplemental earnings per share. **21.1 Subsidiaries of the Company.
           **23.1 Consent of Ernst & Young LLP.
           **23.2 Consent of Ernst & Young LLP.
           **23.3 Consent of Ernst & Young LLP.
           **27.1 Financial Data Schedule.

--------------------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein.
** Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 28th day of March, 1997.

                                            TRESCOM INTERNATIONAL, INC.



                                       By:/S/ WESLEY T. O'BRIEN
                                          -------------------------------------
                                          Wesley T. O'Brien
                                          President and Chief Executive Officer

     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley T. O'Brien and William A. Paquin his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.

        SIGNATURE                                       TITLE(S)
        ---------                                       --------

/S/ Wesley T. O'Brien                       President, Chief Executive Officer
------------------------------------        and Director (Principal Executive
    Wesley T. O'Brien                       Officer)


/S/ Rudolph McGlashan                       Chief Operating Officer and Director
------------------------------------
    Rudolph McGlashan

/S/ William A. Paquin                       Chief Financial Officer (Principal
------------------------------------        Financial and Accounting Officer)
    William A. Paquin

/S/ Douglas M. Karp                         Director
------------------------------------
    Douglas M. Karp

/S/ Henry Kressel                           Director
------------------------------------
    Henry Kressel

                                            Director
------------------------------------
    Gary D. Nusbaum


/s/ Helen Seltzer                           Director
------------------------------------
    Helen Seltzer


/s/ Read McNamara                           Director
------------------------------------
    Read McNamara

                                  EXHIBIT INDEX

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

          *3.1(i) Third Amended and Restated  Articles of  Incorporation  of the
                  Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-1912, filed on March 4,
                  1996).
         *3.1(ii) Amended and Restated  By-laws of the Company (filed as Exhibit
                  3.1(ii) to the Company's Annual Report on Form 10-K for fiscal 1996, File No. 0-27594, filed on March 29, 1996 (the "1996
                  Form 10-K")).
              4.1 See Exhibit  numbers  3.1(i) and 3.1(ii) for provisions of the
                  Third Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the Company defining the rights of the holders of Common Stock.
            **4.2 Second Amended and Restated 1994 Stock Option Plan.+
             *4.3 Amended and Restated Stockholders Agreement (filed as  Exhibit
                  4.3 to the Company's Registration Statement on Form S-1, File No. 33-99738, filed on November 22, 1995 (the "Company's Form S-1")).+
             *4.4 Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment agreement and the Stockholders Agreement (filed as Exhibit 4.4 to the Company's Form S-1).+
             *4.5 Form of Stock Option  Agreement for  Management  Employees who
                  are not a party to an employment agreement or the Stockholders Agreement (filed as Exhibit 4.5 to the Company's Form S-1).+
             *4.6 Form of Stock Option  Agreement for Employees who will receive non-contingent options only (filed as Exhibit 4.6 to the Company's Form S-1).+
             *4.7 Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment agreement but are not a party to the Stockholders Agreement (filed as Exhibit 4.7 to the Company's Form S-1).+
             *4.8 1996  Form  of  Stock  Option  Agreement for Rudolph McGlashan
                  (filed as Exhibit 4.8 to the 1996 Form 10-K).+
             *4.9 1996  Basic  Form of Stock  Option  Agreement  for  Management
                  Employees (filed as Exhibit 4.9 to the 1996 Form 10-K).+
            *4.10 1996  Form  of  Stock Option  Agreement  for Wesley T. O'Brien
                  (filed as Exhibit 4.10 to the 1996 Form 10-K).+
            *4.11 1996  Modified Form of Stock Option  Agreement for  Management
                  Employee (filed as Exhibit 4.11 to the 1996 Form 10-K).+
            *4.12 Form of Common  Stock  Certificate  of the  Company  (filed as
                  Exhibit 4.8 to the Company's Form S-1).
           **4.13 1997 Form of Stock Option Agreement for Rudolph McGlashan. **4.14 1997 Basic Form of Stock Option Agreement for Employees. **4.15 1997 Form of Stock Option Agreement for Wesley T. O'Brien.
            *10.1 Employment  Agreement  between the Company and Norman  Klugman
                  (filed as Exhibit  10.1 to the Company's Form S-1).+
            *10.2 Amendment  to  Employment  Agreement  between  the Company and
                  Norman Klugman (filed as Exhibit 10.2 to the Company's Form S-1).+
           **10.3 Amended  and Restated Employment Agreement between the Company and Wesley T. O'Brien.+
            *10.4 Employment Agreement between the Company and Rudolph McGlashan
                  (filed as Exhibit 10.4 to the Company's Form S-1).+
            *10.5 Amendment  to  Employment  Agreement  between  the Company and
                  Rudolph McGlashan (filed as Exhibit 10.5 to the Company's Form S-1).+
            *10.6 Warrant  Agreement  between  the  Company and Warburg,  Pincus
                  Investors, L.P. (filed as Exhibit 10.6 to the Company's Form S-1).
            *10.7 Stock   Purchase and   Sale  Agreement,   dated   December 15,
                  1993, by and among Teracom Communications, Inc. ("Purchaser") and Douglas M. Lapin, Stanley P. Lapin and Eileen Lapin ("Sellers")(filed as Exhibit 10.13 to the Company's Form S-1).
            *10.8 Asset Purchase  Agreement,  dated June 30,  1994,  between IDB
                  Communications Group, Inc. on behalf of its subsidiaries, IDB WorldCom Services, Inc. and IDB WorldCom, Inc. ("Seller") and

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

                  Teracom U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.14 to the Company's Form S-1).
            *10.9 Stock  Purchase and Sale  Agreement,  dated July 8,  1994,  by and among Teracom U.S.A., Inc. ("Purchaser") and Peter Buffa, Sam Herzberg, Lawrence Levy and Felix Fernandez ("Sellers") (filed as Exhibit 10.15 to the Company's Form S-1).
           *10.10 Asset Purchase Agreement,  dated July 12, 1994, by and between
                  Virgin Islands Tele-Com, Inc. ("Seller") and Teracom U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.16 to the Company's Form S-1).
           *10.11 Equipment  Lease,  dated  February 1, 1993, by and between DSC
                  Finance Corporation ("Lessor") and Total Telecommunications, Inc. ("Lessee") (filed as Exhibit 10.17 to the Company's Form S-1).
           *10.12 Equipment Lease,  dated  February 17,  1992,  between Advanced
                  Telecommunications   Corporation    ("Lessor")    and    Total
                  Telecommunications, Inc. ("Lessee") (filed as Exhibit 10.18 to the Company's Form S-1).
           *10.13 Agreement for Billing and Related Services, dated August 1994, between TresCom U.S.A., Inc. and Electronic Data Systems Corporation (filed as Exhibit 10.19 to the Company's Form S-1).
           *10.14 Lease  Agreement,  dated  June 28,  1990,  between  Twenty One
                  Century Building and Puerto Rico Telecom Corporation (filed as
                  Exhibit 10.20 to the Company's Form S-1).
           *10.15 Lease,  dated  February 1,  1992,   between   Telcom  Building
                  Corporation   and   Total  Telecommunications,  Inc. (filed as
                  Exhibit 10.21 to the Company's Form S-1).
           *10.16 Lease,   dated   December 20, 1993, between  Hudson  Telegraph
                  Associates  and  Caribbean Telecommunications, Inc. (filed  as
                  Exhibit 10.22 to the Company's Form S-1).
           *10.17 Form of Indemnification Agreement between the Company and its directors and executive officers (filed as Exhibit 10.23 to the Company's Form S-1).
           *10.18 Amendment No. 1 to Restated  Stockholders  Agreement,  dated
                  February 5, 1996 (filed as Exhibit 10.24 to the Company's Form S-1).
           *10.19 Employment  Agreement between the Company and William A Paquin
                  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).+
           *10.20 Severance  Agreement  between the  Company and Norman  Klugman
                  (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996).
          **10.21 Credit  Facility  between  the  Company  and SunTrust Bank and
                  Amendment No. 1 thereto.
           **11.1 Statement re computation of earnings per share.
           **11.2 Statement re computation of supplemental earnings per share. **21.1 Subsidiaries of the Company.
           **23.1 Consent of Ernst & Young LLP.
           **23.2 Consent of Ernst & Young LLP.
           **23.3 Consent of Ernst & Young LLP.
           **27.1 Financial Data Schedule.

--------------------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein.
** Filed herewith.