Form 10-Q
period 1997-03-31
TRESCOM INTERNATIONAL INC
filed 1997-05-13
CIK 1003958

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES  EXCHANGE  ACT OF 1934
                  FOR THE  QUARTERLY  PERIOD ENDED MARCH 31, 1997.
                                       OR
     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

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


                                 (954) 763-4000
              (Registrant's Telephone Number, Including Area Code)


               ---------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           CLASS                                                 OUTSTANDING
           -----                                                 -----------
    Common Stock, par value                                 11,821,444 shares on
      $0.0419 per share                                          May 5, 1997


================================================================================



                           TRESCOM INTERNATIONAL, INC.


                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996 ........... 1

              Unaudited Consolidated Statements of Operations for the three months ended March 31,
               1997 and 1996 ............................................................................... 2

              Unaudited Consolidated Statement of Shareholders' Equity at March 31, 1997 .................. 3

              Unaudited Consolidated Statements of Cash Flows for the three months ended March 31,
               1997 and 1996 ............................................................................... 4

              Notes to Unaudited Consolidated Financial Statements ......................................... 5

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.................................................................................... 7

PART II. OTHER INFORMATION
--------------------------

ITEM 1.       Legal Proceedings ............................................................................ 9

ITEM 2.       Changes in Securities ........................................................................ 9

ITEM 3.       Default Upon Senior Securities................................................................ 9

ITEM 4.       Submission of Matters to a Vote of Security-Holders........................................... 9

ITEM 5.       Other Information............................................................................. 9

ITEM 6.       Exhibits and Reports on Form 8-K.............................................................. 9

SIGNATURES








                         PART I. - FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          ---------------------

                                                 TRESCOM INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                        MARCH 31,                  DECEMBER 31,
                                                                                          1997                         1996
                                                                                     ------------------------------------------
                                                                                        (Unaudited)
                                                                                     (In thousands, except share data)


 Current assets:
  Cash.............................................................................    $   3,772                    $   6,020
  Accounts receivable, net of allowance for doubtful accounts of
     $7,453 and $7,588, respectively...............................................       30,833                       29,063
  Other current assets.............................................................        3,796                        3,441
                                                                                      -----------------------------------------
     Total current assets..........................................................       38,401                       38,524
Property and equipment, at cost:
  Transmission and communications equipment........................................       25,437                       24,691
  Furniture, fixtures and other....................................................        5,934                        5,600
                                                                                      -----------------------------------------
                                                                                          31,371                       30,291
  Less accumulated depreciation and amortization...................................       (6,651)                      (5,755)
                                                                                      -----------------------------------------
                                                                                          24,720                       24,536
Other assets:
  Customer bases, net of accumulated amortization of $1,604 and
    $1,358, respectively............................................................       3,560                        3,806
  Excess of cost over net assets of businesses acquired, net of
    accumulated amortization of $2,630 and $2,368, respectively....................       33,998                       34,260
  Other............................................................................          469                          484
                                                                                      -----------------------------------------
Total assets.......................................................................    $ 101,148                    $ 101,610
                                                                                      =========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................    $   1,573                    $   2,758
  Accrued network costs............................................................       21,809                       19,546
  Other accrued expenses...........................................................        4,253                        5,395
  Long-term obligations due within one year........................................          838                          817
  Deferred revenue and other current liabilities...................................          196                        1,807
                                                                                      -----------------------------------------
     Total current liabilities.....................................................       28,669                       30,323
 Long-term obligations (Note 3)....................................................        6,264                        3,965

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
       and outstanding.............................................................            -                            -
  Common stock,  $.0419  par value;  50,000,000  shares  authorized;  11,821,444 shares issued and outstanding; 11,804,675 shares issued
      and outstanding .............................................................          494                          493
  Deferred compensation............................................................         (646)                        (808)
  Additional paid-in capital.......................................................      106,146                      106,140
  Accumulated deficit..............................................................      (39,779)                     (38,503)
                                                                                     -------------------------------------------
Total stockholders' equity.........................................................       66,215                       67,322
                                                                                     -------------------------------------------
Total liabilities and stockholders' equity.........................................    $ 101,148                     $101,610
                                                                                     ===========================================





                             See accompanying notes.



                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        1997                1996
                                                                                  -------------------------------------------
                                                                                     (In thousands, except per share data)


 Revenues ..............................................................                 $ 36,143               $ 32,331
 Cost of services ......................................................                   27,812                 24,128
                                                                                  --------------------------------------------
 Gross profit ..........................................................                    8,331                  8,203
 Selling, general and administrative ...................................                    8,108                  7,409
 Depreciation and amortization .........................................                    1,501                  1,169
                                                                                  --------------------------------------------
    Operating loss .....................................................                   (1,278)                  (375)
     Other expenses, net ...............................................                       (2)                 1,076
                                                                                  --------------------------------------------
 Loss before extraordinary item ........................................                   (1,276)                (1,451)
 Extraordinary loss on early extinguishment of debt ....................                        --                 1,956
                                                                                  ============================================
 Net loss ..............................................................                 $ (1,276)              $ (3,407)
                                                                                  ============================================


Per share data (Pro forma prior to February 8, 1996)

  Loss before extraordinary item .......................................                   $(0.11)                $(0.15)
  Extraordinary item ...................................................                        -                  (0.20)
                                                                                  --------------------------------------------
Net loss per common share ..............................................                   $(0.11)                $(0.35)
                                                                                  ============================================
Weighted average number of shares of common stock
  outstanding ..........................................................                   11,816                  9,829
                                                                                  ============================================

























                             See accompanying notes.




                           TRESCOM INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                           Common Stock
                                                 -------------------------------------
                                                                         Additional                                    Total
                                                                          Paid-in        Deferred     Accumulated  Shareholders'
                                                    Shares     Amount     Capital      Compensation     Deficit        Equity
                                                 ---------------------------------------------------------------------------------
                                                                        (In thousands, except share data)

Balance at December 31, 1996.............          11,804,675     $ 493     $ 106,140         $(808)    $ (38,503)       $ 67,322
Non-cash compensation....................                   -         -             -            162             -            162
Exercise of stock options................              16,769         1             6              -             -              7
Net loss.................................                   -         -             -              -       (1,276)         (1,276)
                                                 ---------------------------------------------------------------------------------

Balance at March 31, 1997................          11,821,444      $494      $106,146          $(646)   $ (39,779)       $ 66,215
                                                 =================================================================================












































                             See accompanying notes.




                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1997                 1996
                                                                                   ---------------------------------
                                                                                          (IN THOUSANDS)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss before extraordinary item......................................            $ (1,276)             $ (1,451)
 Extraordinary loss on early extinguishment of debt..................                   --               (1,956)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization...................................                 1,501                 1,169
    Non-cash interest expense ......................................                    --                   407
    Non-cash interest expense on note to shareholder ...............                    --                   297
    Non-cash compensation ..........................................                   162                   672
    Changes in operating assets and liabilities:
     Accounts receivable............................................                (1,770)               (5,933)
     Other current assets...........................................                  (355)                 (319)
     Accounts payable...............................................                (1,195)                  533
     Accrued network costs..........................................                 2,263                 3,081
     Other accrued expenses.........................................                (1,142)                 (449)
         Deferred revenue and other current liabilities.............                (1,611)                  (47)
                                                                                  ------------------------------------
Net cash used in operating activities...............................                (3,423)               (3,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................................                (1,080)               (2,733)
Expenditures for line installations.................................                   (72)                    4
                                                                                  ------------------------------------
Net cash used in investing activities...............................                (1,152)               (2,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..........................                    --                50,727
Costs relating to initial public offering ..........................                    --                (1,123)
Proceeds from debt..................................................                 2,500                    --
Repayment of revolving credit facility .............................                    --               (24,173)
Repayment of sellers' note .........................................                    --                (1,000)
Repayment of notes payable to shareholder...........................                    --                (8,476)
Repayment of debt...................................................                    (4)                   --
Proceeds from stock option exercise ................................                     7                    15
Principal payments on capital lease obligations.....................                  (176)                  (26)
                                                                                   ------------------------------------
Net cash provided by financing activities...........................                 2,327                15,944
                                                                                   ------------------------------------
Net change in cash .................................................                (2,248)                9,219
Cash at beginning of period ........................................                 6,020                 2,052
                                                                                   ------------------------------------

Cash at end of period ..............................................               $ 3,772              $ 11,271
                                                                                  ======================================

Interest paid.......................................................                 $163                  $766
                                                                                  ======================================








                             See accompanying notes.

                                       4

                           TRESCOM INTERNATIONAL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.       GENERAL

         ORGANIZATION AND BASIS OF PRESENTATION

         TresCom International, Inc. (together with its subsidiaries collectively referred to as the "Company") is a facilities based long distance telecommunications carrier focused on international long distance traffic. The Company offers telecommunications services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, the information contained herein reflects all adjustments necessary to make the financial position, results of operations and cash flows for the interim periods a fair presentation. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the interim periods shown are not necessarily indicative of results of operations to be expected for the entire fiscal year.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         References should be made to the Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended December 31, 1996, specifically Note 2, for a summary of the Company's significant accounting policies.

         PROPERTY AND EQUIPMENT

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization   is  provided  for   financial   reporting   purposes   using  the
straight-line method over the following estimated useful lives:

                  Transmission and communications equipment        3 to 20 years
                  Furniture, fixtures and other                    3 to 7 years

         During the first quarter of 1997, the Company changed the estimated useful life of fiber optic undersea cables from 10 years to 20 years to conform to the predominant industry standard. The change in depreciation expense associated with the revised estimated useful life of fiber optic undersea cables is currently immaterial.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with current year presentation.

         NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect

                          TRESCOM INTERNATIONAL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


of stock options will be excluded. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.


3.        LONG-TERM OBLIGATIONS

         A summary of long-term obligations is as follows:


                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1997             1996
                                                                                  -----------------------------


       Credit facility .......................................................       $ 2,500        $      --
       Loans payable to the Small Business Administration,
         bearing interest at 4%, due in monthly principal and
         interest payments of $3 through February 2015,
         collateralized by a security agreement covering certain assets ......           412              416
       Capital leases bearing interest at rates ranging from 9% to
         11% and payable in monthly installments totaling $104 ...............         4,190            4,366
                                                                                  ------------------------------
                                                                                       7,102            4,782
       Less amounts due within one year ......................................           838              817
                                                                                  ------------------------------
                                                                                     $ 6,264        $   3,965
                                                                                  ==============================


     The Company has a $5,000 line of credit with a commercial bank (the "Credit Facility"), secured by certain accounts receivable. The Credit Facility, which expires in April 1998, contains standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. The Company is currently in compliance with all covenants contained in the Credit Facility. As of March 31, 1997, the Company had utilized $2,000 under the Credit Facility to provide letters of credit and had borrowed $2,500 for working capital. In April 1997, $1,850 of the letters of credit were converted to borrowings.

4.       STOCK OPTION PLAN

         The following table summarizes all option activity for the three months ended March 31, 1997:

                                                                                          Weighted
                                                                                          Average
                                                          Number of      Exercisable      Exercise
                                                           Options         Options         Price
                                                        ---------------------------------------------


            Outstanding as of December 31, 1996.......         496,263          23,713        $10.37
            Granted...................................         414,000                          7.50
            Forfeited.................................          21,000                          7.50
            Exercised.................................          16,769                          0.42
                                                        ---------------------------------------------
            Outstanding as of March 31, 1997..........         872,494          72,345         $9.18
                                                        =============================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. Revenues increased 11.8%, or $3.8 million, from $32.3 million for the first three months of 1996 to $36.1 million for the first three months of 1997 primarily as a result of additional revenue generated by retail customers. Approximately 26% of first quarter 1996 revenue was derived from retail compared with approximately 38% for the first quarter of 1997. The percentage of revenue derived from international terminations was approximately 80% for both periods.

         Minutes of use increased 16.6%, or 16.6 million, from 100.1 million minutes for the first three months of 1996 to 116.8 million minutes for the first three months of 1997. The blended rate per minute decreased to $.3097 per minute during the first quarter of 1997 from $.3229 during the first quarter of 1996. The lower blended rate per minute is primarily a result of a change in the mix of international terminations. Historically, international traffic has commanded a higher per minute rate than domestic traffic, however, this gap has been narrowing due to increased international competition and declining international termination costs.

         COSTS OF SERVICES. Costs of services increased 15.3%, or $3.7 million, from $24.1 million for the first three months of 1996 to $27.8 million for the first three months of 1997. This increase correlates, in part, to an increase in minutes of use, the costs of which are variable in nature, partially offset by a slight decrease in the overall cost per minute. The cost per minute reduction is a result of increased terminations to lower cost countries within the international mix and lower termination costs associated with certain direct operating agreements.

         GROSS PROFIT. Gross profit increased 1.6%, or $0.1 million, from $8.2 million for the first three months of 1996 to $8.3 million for the first three months of 1997. As a percentage of revenues, however, gross profit decreased from approximately 25% for the first three months of 1996 to approximately 23% for the first three months of 1997. This decline was primarily the result of wholesale price pressures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 9.4%, or $0.7 million, from $7.4 million for the first three months of 1996 to $8.1 million for the first three months of 1997. Excluding a first quarter 1996 promotional credit of $1.5 million, selling, general and administrative expense would have decreased from the first quarter of 1996 to the first quarter of 1997 primarily due to a decrease of approximately $0.5 million in noncash compensation expense. As a percentage of revenues, selling, general and administrative expense decreased from 25.4% for the first three months of 1996 to 23.1% for the first three months of 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 28.4%, or $0.3 million, from $1.2 million for the first three months of 1996 to $1.5 million for the first three months of 1997. The increased expense is due to depreciation of assets acquired to support continued expansion of the Company's network and amortization related to customer bases and businesses acquired.

         OTHER EXPENSES, NET. Other expenses, net decreased 100.2%, or $1.1 million, for the first three months of 1997 compared to the first three months of 1996. Other expense during the first quarter of 1996 was composed primarily of interest expense associated with borrowings under the Company's then existing credit facility and a note payable to a former shareholder, each of which were paid off with proceeds from the Company's initial public offering in February of 1996. Other expenses, net, including interest during the first quarter of 1997, were immaterial.


         EXTRAORDINARY ITEM. Extraordinary expense decreased 100.0%, or $2.0 million, for the first three months of 1997 compared to the first three months of 1996. The extraordinary expense in 1996 of $2.0 million was a result of the early extinguishment of $35.8 million of indebtedness in February. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and $0.4 million was related to the write-off of deferred financing costs associated with borrowings under a bank facility between one of the Company's subsidiaries and a commercial bank.

         NET LOSS. Net loss decreased 62.5%, or $2.1 million, from $3.4 million for the first three months of 1996 to $1.3 million for the first three months of 1997 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from working capital needs, primarily the cost of services, selling, general and administrative expenses, and capital costs associated with expansion of switching capacity. The Company is a holding company, the principal assets of which are the capital stock of TresCom U.S.A., Inc., Global Telephone Holdings, Inc., TresCom Network Services, Inc. and The St. Thomas and San Juan Telephone Company, Inc. and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

         During the fourth quarter of 1996, the Company established the Credit Facility. The Credit Facility, as amended on March 27, 1997, contains standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. The Company is currently in compliance with all covenants under the Credit Facility. As of May 5, 1997, $0.2 million was utilized to provide letters of credit to certain vendors and $4.3 million has been recognized as a liability. $0.5 million remains available under the Credit Facility.

         The Company currently has capital commitments of approximately $2.5 million during 1997. Pending available financing, the Company has identified $5.5 million to $7.5 million of additional annual capital expenditures designed to expand the Company's operations. The Company is currently reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

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

         Based on management's projections, the Company believes that cash from operations, funds available under the Credit Facility and potential alternative financing arrangements will be sufficient to fund its needs over the next twelve months. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company. If additional funds are needed and sources are not available, the Company's business and results of operations could be materially adversely affected. The Company has retained the services of an investment banking firm to assist in actively seeking alternative means for financing or identifying strategic partners. However, there can be no assurance that any such transaction will be consummated.

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1996 Annual
Report on Form 10-K for a description of certain factors that may affect the Company's future results.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   LEGAL PROCEEDINGS.
          -----------------

              None.

Item 2.   CHANGES IN SECURITIES.
          ---------------------

              None

Item 3.   DEFAULT UPON SENIOR SECURITIES.
          ------------------------------

              None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ----------------------------------------------------

              None.

Item 5.   OTHER INFORMATION.
          -----------------

              None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)   EXHIBITS
                --------

                27.    Financial Data Schedule.

           (b)  REPORTS ON FORM 8-K
                -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 12th day of May, 1997.


                                      TRESCOM INTERNATIONAL, INC.
                                      --------------------------
                                             (Registrant)



                                       /s/ Wesley T. O'Brien
                                       ----------------------------------------
                                           Wesley T. O'Brien
                                           President and Chief Executive Officer

                                       /s/ William A. Paquin
                                       ----------------------------------------
                                           William A. Paquin
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

   EXHIBIT NO.                                              DESCRIPTION
   ----------                                               -----------

       27         Financial Data Schedule