Form 10-Q
period 1997-06-30
TRESCOM INTERNATIONAL INC
filed 1997-08-13
CIK 1003958

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER : 0-27594


                           TRESCOM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           FLORIDA                                       65-0454571
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


200 EAST BROWARD BOULEVARD, FT. LAUDERDALE, FLORIDA        33301
    (Address of Principal Executive Offices)            (Zip Code)


                                 (954) 763-4000
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

        Common Stock, par value                     11,883,279 shares on
           $0.0419 per share                            August 5, 1997


================================================================================



                           TRESCOM INTERNATIONAL, INC.

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------
                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.       Financial Statements:

              Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996........      3

              Unaudited Consolidated Statements of Operations for the three and six months ended June
               30, 1997 and 1996 ......................................................................      4

              Unaudited Consolidated Statements of Shareholders' Equity at June 30, 1997 ..............      5

              Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997
               and 1996................................................................................      6

              Notes to Unaudited Consolidated Financial Statements ....................................      7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....
                                                                                                             9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk...............................      12

PART II. OTHER INFORMATION
--------------------------

ITEM 1.       Legal Proceedings........................................................................      12

ITEM 2.       Changes in Securities....................................................................      12

ITEM 3.       Default Upon Senior Securities...........................................................      12

ITEM 4.       Submission of Matters to a Vote of Security-Holders......................................      13

ITEM 5.       Other Information........................................................................      13

ITEM 6.       Exhibits and Reports on Form 8-K.........................................................      13

SIGNATURES



                                              PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                 TRESCOM INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          1997              1996
                                                                                     ----------------------------------
                                                                                       (Unaudited)
                                                                                      (In thousands, except share and
                                                                                              per share data)

 Current assets:
  Cash.............................................................................       $    2,241        $    6,020
  Accounts receivable, net of allowance for doubtful accounts of
     $7,671 and $7,588, respectively...............................................           34,761            29,063
  Other current assets.............................................................            4,383             3,441
                                                                                     ----------------------------------
     Total current assets..........................................................           41,385            38,524
Property and equipment, at cost:
  Transmission and communications equipment........................................           26,129            24,691
  Furniture, fixtures and other....................................................            6,464             5,600
                                                                                     ----------------------------------
                                                                                              32,593            30,291
  Less accumulated depreciation and amortization...................................           (7,603)           (5,755)
                                                                                     ----------------------------------
                                                                                              24,990            24,536
Other assets:
  Customer bases, net of accumulated amortization of $1,858 and
    $1,358, respectively...........................................................            3,507             3,806
  Excess of cost over net assets of businesses acquired, net of
    accumulated amortization of $2,909 and $2,368, respectively....................           36,338            34,260
  Other............................................................................              866               484
                                                                                     ----------------------------------
Total assets.......................................................................        $ 107,086         $ 101,610
                                                                                     ==================================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................       $    1,697        $    2,758
  Accrued network costs............................................................           22,557            19,546
  Other accrued expenses...........................................................            6,418             5,395
  Long-term obligations due within one year........................................            5,392               817
  Deferred revenue and other current liabilities...................................            2,007             1,807
                                                                                     ----------------------------------
     Total current liabilities.....................................................           38,071            30,323
 Long-term obligations (Note 3)....................................................            4,472             3,965

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued
       and outstanding ............................................................              ---               ---
  Common stock,  $.0419  par value;  50,000,000  shares  authorized;  11,821,444
     shares issued and outstanding; 11,804,675 shares issued and outstanding ......              494               493
  Deferred compensation............................................................             (643)             (808)
  Additional paid-in capital.......................................................          106,146           106,140
  Accumulated deficit..............................................................          (41,454)          (38,503)
                                                                                     ----------------------------------
Total stockholders' equity.........................................................           64,543            67,322
                                                                                     ----------------------------------
Total liabilities and stockholders' equity.........................................         $107,086          $101,610
                                                                                     ==================================



                                                  See accompanying notes.



                                                 TRESCOM INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                          1997              1996               1997              1996
                                                    ------------------------------------------------------------------------
                                                                     (In thousands, except per share data)

Revenues..........................................           $ 40,089           $ 33,521          $ 76,232         $ 65,852
Cost of services..................................             31,059             26,131            58,871           50,258
                                                    ------------------------------------------------------------------------
Gross profit......................................              9,030              7,390            17,361           15,594
Selling, general and administrative ..............              9,024              6,903            17,132           14,313
Depreciation and amortization.....................              1,572              1,089             3,073            2,257
                                                    ------------------------------------------------------------------------
    Operating loss................................            (1,566)              (602)           (2,844)             (976)
    Interest expense, net.........................                109              (165)               108              912
                                                    ------------------------------------------------------------------------
Loss before extraordinary item....................            (1,675)              (437)           (2,952)           (1,888)
Extraordinary loss on early extinguishment
   of debt........................................                ---                ---               ---            1,956
                                                    ------------------------------------------------------------------------
Net loss..........................................          $ (1,675)          $   (437)         $ (2,952)         $ (3,844)
                                                    ========================================================================


Per share data (Pro forma prior to February 8,1996)

  Loss before extraordinary item..................            $(0.14)            $(0.04)           $(0.25)           $(0.17)
  Extraordinary item..............................                ---                ---               ---            (0.17)
                                                    ------------------------------------------------------------------------
Net loss per common share ........................            $(0.14)            $(0.04)           $(0.25)           $(0.34)
                                                    ========================================================================
Weighted average number of shares of common stock
  outstanding ....................................             11,821             12,157            11,819            11,205
                                                    ========================================================================




                                                   See accompanying notes.


                                                  TRESCOM INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (UNAUDITED)


                                                           Common Stock
                                                 -------------------------------------
                                                                         Additional                                    Total
                                                                          Paid-in        Deferred     Accumulated  Shareholders'
                                                    Shares     Amount     Capital      Compensation     Deficit        Equity
                                                 ---------------------------------------------------------------------------------
                                                                       (In thousands, except share data)
Balance at December 31, 1996.............          11,804,675     $ 493     $ 106,140         $(808)    $ (38,503)       $ 67,322
Non-cash compensation....................                   -         -             -            162             -            162
Exercise of stock options................              16,769         1             6              -             -              7
Net loss.................................                   -         -             -              -       (1,276)        (1,276)
                                                 ---------------------------------------------------------------------------------
Balance at March 31, 1997................          11,821,444       494       106,146          (646)      (39,779)         66,215
Non-cash compensation....................                 ---       ---           ---              3           ---              3
Net Loss.................................                 ---       ---           ---            ---       (1,675)        (1,675)
                                                 ---------------------------------------------------------------------------------
Balance at June 30, 1997.................          11,821,444      $494      $106,146         $(643)     $(41,454)        $64,543
                                                 =================================================================================








                                                   See accompanying notes.


                                       TRESCOM INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              1997                 1996
                                                                        ------------------ ----------------------
                                                                                     (IN THOUSANDS)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss before extraordinary item......................................          $  (2,952)              $ (1,888)
Extraordinary loss on early extinguishment of debt..................                ---                  (1,956)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization...................................              3,073                   2,257
     Non-cash interest expense ......................................               ---                     659
    Non-cash compensation ..........................................                165                     737
    Changes in operating assets and liabilities, net
     of effects of acquisitions:
     Accounts receivable............................................              (5,865)                (9,191)
     Other current assets...........................................                (741)                (1,545)
     Accounts payable...............................................              (1,064)                 1,818
     Accrued network costs..........................................               2,623                  4,462
     Other accrued expenses.........................................                (236)                  (365)
         Deferred revenue and other current liabilities.............              (1,011)                   (57)
                                                                        ------------------ ----------------------
Net cash used in operating activities...............................              (6,008)                (5,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................................              (2,296)                (4,242)
Expenditures for line installations.................................                (565)                   (52)
                                                                        ------------------ ----------------------
Net cash used in investing activities...............................              (2,861)                (4,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..........................                ---                  50,727
Costs relating to initial public offering ..........................                ---                  (1,279)
Proceeds from debt..................................................              4,350                     ---
Proceeds from capital lease arrangements............................              1,136                     ---
Repayment of revolving credit facility .............................                ---                 (23,742)
Repayment of sellers' note .........................................                ---                  (1,000)
Repayment of notes payable to shareholder...........................                ---                  (8,476)
Repayment of debt...................................................                 (8)                    ---
Proceeds from stock option exercise ................................                  7                      24
Principal payments on capital lease obligations.....................                (395)                   (41)
                                                                        ------------------ ----------------------
Net cash provided by financing activities...........................              5,090                  16,213
                                                                        ------------------ ----------------------
 Net change in cash..................................................             (3,779)                 6,850
 Cash at beginning of period.........................................             6,020                   2,052
                                                                        ------------------ ----------------------

 Cash at end of period...............................................           $   2,241             $   8,902
                                                                        ================== ======================

 Interest paid.......................................................          $      294           $        64
                                                                        ================== ======================







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

         PROPERTY AND EQUIPMENT

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization   is  provided  for   financial   reporting   purposes   using  the
straight-line method over the following estimated useful lives:

           Transmission and communications equipment            3 to 20 years
           Furniture, fixtures and other                        3 to 7 years

         During the first quarter of 1997, the Company changed the estimated useful life of fiber optic underseas cables from 10 years to 20 years to conform to the predominant industry standard. The change in depreciation expense associated with the revised estimated useful life of fiber optic undersea cables is currently immaterial.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with current year presentation.

         NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of SFAS 128 will

                                       TRESCOM INTERNATIONAL, INC.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


be on the calculation of fully diluted earnings per share.

3.        LONG-TERM OBLIGATIONS

         A summary of long-term obligations is as follows:

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1997             1996
                                                                          ---------------------------------

       Credit facility...................................................       $   4,350    $          --
       Loans payable to the Small Business Administration,
         bearing interest at 4%, due in monthly principal and
         interest payments of $3 through February 2015,
         collateralized by a security agreement covering certain assets..             408              416
       Capital leases bearing interest at rates ranging from 9% to
         11% and payable in monthly installments totaling $118...........           5,106            4,366
                                                                          ---------------------------------
                                                                                    9,864            4,782
       Less amounts due within one year..................................           5,392              817
                                                                          ---------------------------------
                                                                                $   4,472        $   3,965
                                                                          =================================


        The Company has a $5,000 line of credit with a commercial bank (the "Credit Facility"), secured by certain accounts receivable. The Credit Facility, which expires in April 1998, contains standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. As of June 30, 1997, the Company was either in compliance with or received waivers with respect to all covenants under the Credit Facility. As of June 30, 1997, the Company had borrowed $ 4,350 for working capital. (See footnote five.)

4.        STOCK OPTION PLAN

         The following table summarizes all option activity for the six months ended June 30, 1997:


                                                                                          Weighted
                                                          Number of                       Average
                                                           Options       Exercisable      Exercise
                                                           Granted         Options         Price
                                                        --------------- --------------- -------------

            Outstanding as of December 31, 1996.......         496,263          23,713        $10.37
            Granted...................................         414,000             ---          7.50
            Forfeited.................................          21,000             ---          7.50
            Exercised.................................          16,769             ---          0.42
                                                        --------------- --------------- -------------
            Outstanding as of March 31, 1997..........         872,494          72,345        $ 9.18
            Granted...................................             ---             ---           ---
            Forfeited.................................          14,290             ---         11.39
            Exercised.................................             ---             ---           ---
                                                        --------------- --------------- -------------
            Outstanding as of June 30, 1997...........         858,204          81,907        $10.40
                                                        =============== =============== =============


                                       TRESCOM INTERNATIONAL, INC.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.        SUBSEQUENT EVENTS

         In July 1997, the Company entered into a new $25.0 million revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by the Company's accounts receivable. On July 31, 1997, borrowings under the Revolving Credit Facility were utilized to repay in full all outstanding borrowings under the Credit Facility. As of August 5, 1997, availability under the Revolving Credit Facility was $11.5 million, of which $2.6 million (including $.2 million of letters of credit) has been utilized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues increased 19.6%, or $6.6 million, from $33.5 million in the second quarter of 1996 to $40.1 million in the second quarter of 1997 and 15.8%, or $10.4 million, from $65.9 million for the six months ended June 30, 1996 to $76.2 million for the six months ended June 30, 1997. This increase is primarily attributable to an increase in retail revenue. Approximately 28% of the revenue generated in each of the three and six months ended June 30, 1996 was derived from retail customers compared with approximately 40% of the revenue generated for the three and six months ended June 30, 1997. International revenue has remained constant at approximately 80%.

         Minutes of use increased 21.5%, or 24.5 million, from 113.6 million in the second quarter of 1996 to 138.1 million in the second quarter of 1997 and 19.2%, or 41.1 million, from 213.7 million for the six months ended June 30, 1996 to 254.8 million for the six months ended June 30, 1997. The blended rate per minute remained constant during the six months ended June 30, 1997 at approximately $.30.

         COSTS OF SERVICES. Costs of Services increased 18.9%, or $4.9 million, from $26.1 million in the second quarter of 1996 to $31.1 million in the second quarter of 1997 and 17.1%, or $8.6 million, from $50.3 million for the six months ended June 30, 1996 to $58.9 million for the six months ended June 30, 1997. This increase correlates, in large part, to an increase in minutes of use, the costs of which are variable in nature, partially offset by a slight decrease in the overall cost per minute. The fractional cost per minute reduction is a result of increased terminations to lower cost countries within the international mix and lower termination costs associated with certain direct operating agreements.

         GROSS PROFIT. Gross profit increased 22.2%, or $1.6 million, from $7.4 million in the second quarter of 1996 to $9.0 million in the second quarter of 1997 and 11.3%, or $1.8 million, from $15.6 million for the six months ended June 30, 1996 to $17.4 million for the six months ended June 30, 1997. As a percentage of revenues, gross profit remained constant at approximately 23% of revenues for the three and six months ended June 30, 1996 and 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 30.7%, or $2.1 million, from $6.9 million in the second quarter of 1996 to $9.0 million in the second quarter of 1997 and 19.7%, or $2.8 million, from $14.3 million for the six months ended June 30, 1996 to $17.1 million for the six months ended June 30, 1997. Excluding a first quarter 1996 promotional credit of $1.5 million, selling, general and administrative expense increased 8.3%, or $1.3 million from $15.8 million for the six months ended June 30, 1996 to $17.1 million for the six months ended June 30, 1997. Due to the Company's emphasis on retail growth, the Company incurred incremental customer acquisition costs in the three and six months ended June 30, 1997 compared with the three and six months ended June 30, 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 44.5%, or $.5 million, from $1.1 million in the second quarter of 1996 to $1.6 million in the second quarter of 1997 and 36.2%, or $.8 million, from $2.3 million for the six months ended June 30, 1996 to $3.1 million for the six months ended June 30, 1997. This increased expense is due to the depreciation of assets acquired to support continued expansion of the Company's network and amortization related to acquired businesses and customer bases.

         INTEREST EXPENSE, NET. Interest expense, net of interest income, increased 166%, or $.3 million, from $(.2) million in the second quarter of 1996 to $.1 million in the second quarter of 1997 and decreased 88.2%, or $.8 million, from $.9 million for the six months ended June 30, 1996 to $.1 million for the six months ended June 30, 1997. The income in the second quarter of 1996 was a result of interest earned on the net proceeds received from the Company's initial public offering in February 1996. Interest expense during the first six months of 1996 was associated with borrowing under the Company's then existing credit facility and a note payable to a former shareholder, each of which were paid off with proceeds from the Company's initial public offering in February 1996.

         EXTRAORDINARY ITEM. Extraordinary expense decreased 100%, or $2.0 million, from the first six months of 1996 compared to the first six months of 1997. The extraordinary expense in 1996 was a result of the early extinguishment of debt of $35.8 million in February. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and $.4 million was related to the write-off of deferred financing costs associated with borrowings under a bank facility between one of the Company's subsidiaries and a commercial bank.

         NET LOSS. Net loss increased 283%, or $1.2 million, from $.4 million in the second quarter of 1996 to $1.6 million in the second quarter of 1997 and decreased 23.2%, or $.9 million, from $3.8 million for the six months ended June 30, 1996 to $2.9 million for the six months ended June 30, 1997 due to the above factors.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from working capital needs, primarily the cost of services, selling, general and administrative expenses, and capital costs associated with expansion of switching capacity. The Company is a holding company, the principal assets of which are the capital stock of its direct subsidiaries and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

         During the fourth quarter of 1996, the Company established the Credit Facility. The Credit Facility, as amended on March 27, 1997, contained standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. As of June 30, 1997, the Company was either in compliance with or received waivers with respect to all covenants contained in the Credit Facility. On July 31, 1997, the Company entered into the Revolving Credit Agreement with a commercial bank secured by the Company's accounts receivable. On such date, all borrowings under the Credit Facility were repaid in full with borrowings under the Revolving Credit Agreement and the Credit Facility was terminated. As of August 5, 1997, availability under the Revolving Credit Facility was $11.5 million, of which $2.6 million (including $.2 million of letters of credit) had been utilized. The Company is currently in compliance with all covenants contained in the Revolving Credit Agreement.

         The Company currently has capital commitments of approximately $1.4 million for the remainder of 1997. Pending available financing, the Company has identified approximately $8.3 million of additional annual capital expenditures designed to expand the Company's operations. The Company is currently reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

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

          Based on management's projections, the Company believes that cash from operations and the available funds under the Revolving Credit Agreement will provide sufficient funds for its operating needs over the next twelve month period. The Company intends to seek alternative financing arrangements to fund the $8.3 million of additional capital expenditures discussed above. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company. If additional funds are needed and sources are not available, the Company's business and results of operations could be materially adversely affected. The Company has retained the services of an investment banking firm to assist in actively seeking alternative means for financing or identifying strategic partners.

         Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1996 Annual Report on Form 10-K for a description of certain factors that may affect the Company's future results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         This requirement is not currently applicable to the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.   LEGAL PROCEEDINGS.
          ------------------

              None.

Item 2.   CHANGES IN SECURITIES.
          ----------------------

              None

Item 3.   DEFAULT UPON SENIOR SECURITIES.
          -------------------------------

              None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ----------------------------------------------------

        The Company held its Annual Meeting of Shareholders on June 11, 1997. Proposals presented for a shareholder vote were (i) the election of three Class II Directors, and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year 1997.

         Each of the incumbent Class II directors nominated by the Company were elected with the following voting results:

                                              VOTES             VOTES
                                               FOR             WITHHELD
                                               ---             --------
         Rudolph A. McGlashan              10,568,327          39,900
         Henry Kressel, Ph.D.              10,568,327          39,900
         Helen A. Seltzer                  10,574,377          33,850

         The appointment of Ernst & Young LLP as the Company's independent auditor's for the fiscal year 1997 was approved with the following voting results:

                 VOTES               VOTES
                  CAST               CAST                               BROKER
                  FOR               AGAINST          ABSTENTIONS       NON-VOTES
                  ---               -------          -----------       ---------
               10,602,077            5,300                 850              --


Item 5.   OTHER INFORMATION.
          ------------------

              None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

(a)       EXHIBITS
          --------

10.22 Revolving Credit and Security Agreement, among TresCom International, Inc., TresCom U.S.A., Inc., Intex Telecommunications, Inc., The St. Thomas and San Juan Telephone Company, Inc., STSJ Overseas Telephone Company, Inc., PNC Bank, National Association (as lender and as agent) and the other lenders a party thereto (the "Loan Agreement").

10.23    Revolving  Credit  Note,  dated  July 31,  1997,  payable  to PNC Bank,
         National  Association  and  the  other  lenders  a  party  to the  Loan
         Agreement.

27.1     Financial Data Schedule.

       (b)    REPORTS ON FORM 8-K
              -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 12th day of August, 1997.


                                  TRESCOM INTERNATIONAL, INC.
                                  ---------------------------------------
                                        (Registrant)



                                    /s/ Wesley T. O'Brien
                                   --------------------------------------
                                    Wesley T. O'Brien
                                    President and Chief Executive Officer

                                    /s/ William A. Paquin
                                   ---------------------------------------
                                    William A. Paquin
                                    Chief Financial Officer

                                              EXHIBIT INDEX

   EXHIBIT NO.                                               DESCRIPTION
   -----------                                               -----------

      10.22 Revolving Credit and Security Agreement, among TresCom International, Inc., TresCom U.S.A., Inc., Intex Telecommunications, Inc., The St. Thomas and San Juan Telephone Company, Inc., STSJ Overseas Telephone Company, Inc., PNC Bank, National Association (as lender and as agent) and the other lenders a party thereto (the "Loan Agreement").

      10.23 Revolving Credit Note, dated July 31, 1997, payable to PNC Bank, National Association and the other lenders a party to the Loan Agreement.

       27.1        Financial Data Schedule.