Form 10-Q
period 1997-09-30
TRESCOM INTERNATIONAL INC
filed 1997-11-13
CIK 1003958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997
                                       OR
     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to

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


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date.

         CLASS                                                   OUTSTANDING
Common Stock, par value                                    11,986,505 shares on
   $0.0419 per share                                          November 10, 1997

================================================================================

                           TRESCOM INTERNATIONAL, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 1997
          (Unaudited) and December 31, 1996 ............................... 3

           Unaudited Consolidated Statements of Operations for the
           three and nine months ended September 30, 1997 and 1996 ........ 4

           Unaudited Consolidated Statement of Shareholders'
           Equity at September 30, 1997 ................................... 5

           Unaudited Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996 .................  6

           Notes to Unaudited Consolidated Financial Statements ..........  7

ITEM 2.    Management's  Discussion  and Analysis of Financial
           Condition and Results of Operations ............................ 9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk ..... 11

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings ............................................... 12

ITEM 2.   Changes in Securities and Use of Proceeds ....................... 12

ITEM 3.   Default Upon Senior Securities .................................. 12

ITEM 4.   Submission of Matters to a Vote of Security-Holders ............. 12

ITEM 5.   Other Information ............................................... 12

ITEM 6.   Exhibits and Reports on Form 8-K ................................ 12

SIGNATURES


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           TRESCOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                        SEPTEMBER 30,              DECEMBER 31,
                                                                                            1997                       1996
                                                                                       ---------------------------------------------
                                                                                          (Unaudited)
                                                                                      (In thousands, except share and
                                                                                               per share data)

 Current assets:
  Cash.............................................................................      $  1,573                     $  6,020
  Accounts and notes receivable, net of allowance for doubtful accounts of
     $8,493 and $7,588, respectively...............................................        33,349                       29,063
  Other current assets.............................................................         3,370                        3,441
                                                                                       ---------------------------------------------
     Total current assets..........................................................        38,292                       38,524
Property and equipment, at cost:
  Transmission and communications equipment........................................        27,864                       24,691
  Furniture, fixtures and other....................................................         7,348                        5,600
                                                                                       ---------------------------------------------
                                                                                           35,212                       30,291
  Less accumulated depreciation and amortization...................................        (8,624)                      (5,755)
                                                                                       ---------------------------------------------
                                                                                           26,588                       24,536
Other assets:
  Customer bases, net of accumulated amortization of $2,117 and
    $1,358, respectively...........................................................         3,542                        3,806
  Excess of cost over net assets of businesses acquired, net of
    accumulated amortization of $3,191 and $2,368, respectively....................        37,711                       34,260
  Other............................................................................         1,494                          484
                                                                                       ---------------------------------------------
 Total assets......................................................................     $ 107,627                    $ 101,610
                                                                                       =============================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................     $     594                    $   2,758
  Accrued network costs............................................................        20,460                       19,546
  Other accrued expenses...........................................................         7,024                        5,395
  Long-term obligations due within one year........................................         1,070                          817
  Deferred revenue and other current liabilities...................................         1,677                        1,807
                                                                                        --------------------------------------------
     Total current liabilities.....................................................        30,825                       30,323
 Long-term obligations (Note 3)....................................................        13,051                        3,965

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued
       and outstanding..............................................................          ---                          ---
  Common stock, $.0419 par value; 50,000,000 shares authorized; 11,986,505 shares issued and outstanding; 11,804,675 shares issued
       and outstanding ............................................................           501                          493
  Deferred compensation............................................................          (638)                        (808)
  Additional paid-in capital.......................................................       107,419                      106,140
  Accumulated deficit..............................................................       (43,531)                     (38,503)
                                                                                        --------------------------------------------
Total shareholders' equity.........................................................        63,751                       67,322
                                                                                        --------------------------------------------
Total liabilities and shareholders' equity.........................................      $107,627                     $101,610
                                                                                        ============================================


                             See accompanying notes.


                                        3


                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                        1997             1996                  1997               1996
                                                 -----------------------------------------------------------------------------------
                                                                     (In thousands, except per share data)





Revenues.......................................     $ 40,163           $ 36,007               $ 116,395          $ 101,859
Cost of services...............................       31,592             27,188                  90,463             77,446
                                                 -----------------------------------------------------------------------------------
Gross profit...................................        8,571              8,819                  25,932             24,413

Selling, general and administrative............        8,794              7,975                  25,926             22,289

Depreciation and amortization..................        1,751              1,236                   4,824              3,493
                                                 -----------------------------------------------------------------------------------
    Operating loss.............................       (1,974)              (392)                 (4,818)            (1,369)
    Interest expense, net......................          103               (103)                    211                808
                                                 -----------------------------------------------------------------------------------
Loss before extraordinary item.................       (2,077)              (289)                 (5,029)            (2,177)
Extraordinary loss on early extinguishment of
debt...........................................           --                 --                      --              1,956
                                                  ----------------------------------------------------------------------------------
Net loss.......................................     $  (2,077)           $ (289)                $ (5,029)         $ (4,133)
                                                  ==================================================================================


Per share data (Pro forma  prior to February 8,
1996)

  Loss before extraordinary item...............     $  (0.18)            $  (0.02)               $  (0.43)         $  (0.20)
  Extraordinary item...........................           --                   --                      --             (0.18)
                                                  ----------------------------------------------------------------------------------
Net loss per common share......................     $  (0.18)            $  (0.02)               $  (0.43)         $  (0.38)
                                                  ==================================================================================
Weighted average number of shares of common
stock outstanding .............................       11,897               12,200                  11,845            11,533
                                                  ==================================================================================











                             See accompanying notes.



                           TRESCOM INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                           Common Stock
                                                  ------------------------------------
                                                                         Additional                                    Total
                                                                          Paid-in        Deferred     Accumulated  Stockholders'
                                                    Shares     Amount     Capital      Compensation     Deficit        Equity
                                                  ---------------------------------------------------------------------------------
                                                                       (In thousands, except share data)

Balance at December 31, 1996...............        11,804,675   $ 493     $ 106,140       $(808)         $ (38,503)   $ 67,322
Exercise of stock options..................            16,769       1             6         ---                ---           7
Non-cash compensation expense..............               ---     ---           ---         162                ---         162
Net loss...................................               ---     ---           ---         ---             (1,276)     (1,276)
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 1997..................        11,821,444     494       106,146        (646)           (39,779)     66,215
Non-cash compensation expense..............               ---     ---           ---           3                ---           3
Net loss...................................               ---     ---           ---         ---             (1,675)     (1,675)
                                                  ----------------------------------------------------------------------------------
Balance at June 30,1997....................         11,821,444    494       106,146        (643)           (41,454)     64,543
Common Stock issued in connection with
   acquisitions.............................           165,061      7         1,273         ---                ---       1,280
Non-cash compensation expense...............               ---    ---           ---           5                ---           5
Net loss....................................               ---    ---           ---         ---              (2,077)    (2,077)
                                                 -----------------------------------------------------------------------------------
Balance at September 30, 1997...............         11,986,505  $ 501    $ 107,419      $ (638)          $ (43,531)  $ 63,751
                                                 ===================================================================================































                             See accompanying notes.



                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1997                1996
                                                                                -------------------------------
                                                                                            (IN THOUSANDS)


 CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss before extraordinary item......................................           $ (5,029)           $  (2,177)
Extraordinary loss on early extinguishment of debt..................                 ---               (1,956)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................              4,824                3,493
     Non-cash interest expense ......................................               ---                   599
     Non-cash compensation ..........................................                170                1,195
     Changes in operating assets and liabilities, net
       of effects of acquisitions:
         Accounts and notes receivable...............................             (3,724)             (11,002)
         Other current assets........................................                 80               (2,608)
         Accounts payable............................................             (2,321)                  96
         Accrued network costs.......................................                262                6,457
         Other accrued expenses......................................             (1,638)                  63
         Deferred revenue and other current liabilities..............               (846)                (112)
                                                                                ---------------------------------
Net cash used in operating activities...............................              (8,222)              (5,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................................              (4,517)              (8,866)
Expenditures for line installations.................................              (1,091)                 (60)
Cash acquired in purchases of businesses............................                 275                  ---
                                                                                ---------------------------------
Net cash used in investing activities...............................              (5,333)              (8,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..........................                 ---               50,727
Costs relating to initial public offering ..........................                 ---               (1,954)
Proceeds from debt..................................................               4,350                  ---
Proceeds from capital lease arrangements............................               1,136                3,701
Proceeds from revolving  credit agreement...........................               8,840                  ---
Costs relating to revolving credit facility.........................                (238)                 ---
Repayment of revolving credit facility .............................                ---               (23,742)
Repayment of sellers' note .........................................                ---                (1,000)
Repayment of notes payable to shareholder...........................                ---                (8,476)
Repayment of debt...................................................              (4,362)               (302)
Proceeds from stock option exercise ................................                   7                  59
Principal payments on capital lease obligations.....................                (625)               (118)
                                                                                ----------------------------------
Net cash provided by financing activities...........................               9,108              18,895
                                                                                ----------------------------------
 Net change in cash..................................................             (4,447)              4,017
 Cash at beginning of period.........................................              6,020               2,052
                                                                                ----------------------------------

 Cash at end of period...............................................           $  1,573            $  6,069
                                                                                ==================================

 Interest paid.......................................................           $    439             $   424
                                                                                ==================================



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

         PROPERTY AND EQUIPMENT

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization   is  provided  for   financial   reporting   purposes   using  the
straight-line method over the following estimated useful lives:

              Transmission and communications equipment            3 to 20 years
              Furniture, fixtures and other                         3 to 7 years

         During the first quarter of 1997, the Company changed the estimated useful life of fiber optic underseas cables from 10 years to 20 years to conform to the predominant industry standard. The change in depreciation expense associated with the revised estimated useful life is currently immaterial.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with current year presentation.

         NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.


3.        LONG-TERM OBLIGATIONS

          A summary of long-term obligations is as follows:                        SEPTEMBER 30,         DECEMBER 31,
                                                                                       1997                 1996
                                                                                ---------------------------------------
Revolving Credit Agreement.....................................................       $ 8,840              $     ---
Loans payable to the Small Business Administration,
    bearing interest at 4%, due in monthly principal and
    interest payments of $3 through February 2015,
    collateralized by a security agreement covering assets.....................           405                    416

Capital leases bearing interest at rates ranging from 9% to
     11% and payable in monthly installments totaling $129.....................         4,876                  4,366
                                                                                ---------------------------------------
                                                                                       14,121                  4,782
Less amounts due within one year...............................................         1,070                    817
                                                                                ---------------------------------------
                                                                                    $  13,051              $   3,965
                                                                                =======================================

     The Company had a $5,000 line of credit with a commercial bank (the "Credit Facility"), secured by certain accounts receivable. The Credit Facility contained standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. In July 1997, the Company entered into a new $25.0 million revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by the Company's accounts receivable. On July 31, 1997, borrowings under the Revolving Credit Agreement were utilized to repay, in full, all outstanding borrowings under the Credit Facility. As of September 30, 1997, availability under the Revolving Credit Agreement was $15.5 million, of which $9.5 million (including $0.6 million of letters of credit) has been utilized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

4    STOCK OPTION PLAN

     The following table summarizes all option activity for the nine months ended September 30, 1997:

                                                                                         Weighted
                                                          Number of                       Average
                                                           Options       Exercisable      Exercise
                                                           Granted         Options         Price
                                                        ---------------------------------------------

     Outstanding as of December 31, 1996.......           496,263          23,713         $10.37
     Granted...................................           414,000             ---           7.50
     Forfeited.................................            21,000             ---           7.50
     Exercised.................................            16,769             ---           0.42
                                                        ---------------------------------------------
     Outstanding as of March 31, 1997..........           872,494          72,345           9.18
     Granted...................................               ---             ---            ---
     Forfeited.................................            14,290             ---          11.39
     Exercised.................................               ---             ---            ---
                                                        ---------------------------------------------
     Outstanding as of June 30, 1997...........           858,204          81,907          10.40
     Granted...................................            28,000             ---          11.04
     Forfeited.................................            11,000             ---           9.95
     Exercised.................................               ---             ---            ---
                                                        ---------------------------------------------
     Outstanding as of September 30, 1997......           875,204          88,007         $10.43
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

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES. Revenues increased 11.5%, or $4.2 million, from $36.0 million in the third quarter of 1996 to $40.2 million in the third quarter of 1997, and 14.3%, or $14.5 million, from $101.9 million for the nine months ended September 30, 1996 to $116.4 million for the nine months ended September 30, 1997. This increase is primarily due to an increased percentage of international traffic, which is billed at a higher rate per minute than domestic traffic. Approximately 77% of the revenue generated in each of the three and nine months ended September 30, 1996 was international revenue compared with approximately 80% of the revenue generated for the three and nine months ended September 30, 1997.

         Minutes of use increased 16.9%, or 20.2 million, from 119.2 million in the third quarter of 1996 to 139.4 million in the third quarter of 1997, and 18.4%, or 61.3 million, from 332.9 million for the nine months ended September 30, 1996 to 394.2 million for the nine months ended September 30, 1997. The blended rate per minute remained constant at approximately $0.30.

         COSTS OF SERVICES. Costs of services increased 16.2%, or $4.4 million, from $27.2 million in the third quarter of 1996 to $31.6 million in the third quarter of 1997, and 16.8%, or $13.0 million, from $77.5 million for the nine months ended September 30, 1996 to $90.5 million for the nine months ended September 30, 1997. The increased costs are a factor of increased minutes of use, the costs of which are variable in nature, partially offset by a slight decrease in the overall cost per minute. The fractional cost per minute reduction is a result of increased terminations to lower cost countries within the international mix and the continued benefit derived from certain direct operating agreements providing lower termination costs.

         GROSS PROFIT. Gross profit decreased 2.8%, or $0.2 million, from $8.8 million in the third quarter of 1996 to $8.6 million in the third quarter of 1997, and increased 6.2%, or $1.5 million, from $24.4 million for the nine months ended September 30, 1996 to $25.9 million for the nine months ended September 30, 1997. As a percentage of revenues, gross profit decreased slightly from approximately 24% of revenues for the three and nine months ended September 30, 1996 to approximately 22% for the three and nine months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 10.3%, or $0.8 million, from $8.0 million in the third quarter of 1996 to $8.8 million in the third quarter of 1997, and 16.3%, or $3.6 million, from $22.3 million for the nine months ended September 30, 1996 to $25.9 million for the nine months ended September 30, 1997. This increase was primarily due to variable costs associated with growth in the retail business, such as advertising, commissions and billing costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 41.7%, or $0.5 million, from $1.2 million in the third quarter of 1996 to $1.7 million in the third quarter of 1997, and 38.1%, or $1.3 million, from $3.5 million for the nine months ended September 30, 1996 to $4.8 million for the nine months ended September 30, 1997. This increased expense is due to the depreciation of assets acquired to support continued expansion of the Company's network and amortization related to acquired businesses and customer bases.

         INTEREST EXPENSE, NET. Interest expense, net, increased 200%, or $0.2 million, from $(0.1) million in the third quarter of 1996 to $0.1 million in the third quarter of 1997, and decreased 73.9%, or $0.6 million, from $0.8 million for the nine months ended September 30, 1996 to $0.2 million for the nine months ended September 30, 1997. The income in the third quarter of 1996 was a result of interest earned on investments made with the net proceeds received from the Company's initial public offering in February 1996. Interest expense for the nine months ended September 30, 1996 was associated with borrowings under the Company's Credit Facility and a note payable to a former shareholder, each of which was paid off with proceeds from the Company's initial public offering. Interest expense for the third quarter of 1997 is associated with interest on the Company's capital leases and borrowings under the Revolving Credit Agreement.

         EXTRAORDINARY ITEM. Extraordinary expense decreased 100%, or $2.0 million for the first nine months of 1996 compared to the first nine months of 1997. The extraordinary expense in 1996 was a result of the early extinguishment of debt of $35.8 million in February. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and approximately $0.4 million was related to the write-off of deferred financing costs associated with borrowings under a bank facility between one of the Company's subsidiaries and a commercial bank.

         NET LOSS. Net loss increased 618.7%, or $1.8 million, from $0.3 million in the third quarter of 1996 to $2.1 million in the third quarter of 1997, and 21.7%, or $0.9 million, from $4.1 million for the nine months ended September 30, 1996 to $5.0 million for the nine months ended September 30, 1997 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from working capital needs, primarily the cost of services, selling, general and administrative expenses, and capital costs associated with expansion of switching capacity. The Company is a holding company the principal assets of which are the capital stock of its direct subsidiaries and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

         During the fourth quarter of 1996, the Company established the Credit Facility. The Credit Facility, as amended on March 27, 1997, contained standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. Through July 31, 1997, the Company was either in compliance with or received waivers with respect to all covenants contained in the Credit Facility. On July 31, 1997, the Company entered into the Revolving Credit Agreement. On such date, all borrowings under the Credit Facility were repaid in full with borrowings under the Revolving Credit Agreement and the Credit Facility was terminated. As of November 4, 1997, availability under the Revolving Credit Agreement was $17.1 million, of which $12.0 million (including $0.6 million of letters of credit) had been utilized. The Company is currently in compliance with all covenants contained in the Revolving Credit Agreement.

         The Company currently has capital commitments of approximately $1.1 million. Pending available financing, the Company has identified approximately $9.0 million of additional capital expenditures designed to expand the Company's operations. The Company is currently reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

         From time to time, the Company evaluates acquisitions of businesses and customer bases which complement the business of the Company. Depending on the cash requirements of potential transactions, the Company may finance transactions with cash flow from operations, with funds from the Revolving Credit Agreement, or the Company may raise additional funds by pursuing various financing vehicles such as new bank financing or one or more public offerings or private placements of the Company's securities. The Company, however, has no present understanding, commitment or agreement with respect to any acquisition and there can be no assurance that any such acquisition will occur, or that the funds to finance any such acquisition will be available on reasonable terms or at all.

          Based on management's projections, the Company believes that cash from operations and the available funds under the Revolving Credit Agreement will provide sufficient funds for its operating needs for the foreseeable future. The Company is seeking additional financing arrangements to fund the $9.0 million of additional capital expenditures discussed above. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company. If additional funds are needed and sources are not available, the Company's business and results of operations could be materially adversely affected. The Company has retained the services of an investment banking firm to assist in actively seeking alternative means of financing or identifying strategic partners.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None

Item 3.   DEFAULT UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          27.    Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 13th day of November, 1997.


                                TRESCOM INTERNATIONAL, INC.
                                ---------------------------
                                         (Registrant)



                                  /s/ Wesley T. O'Brien
                                  -----------------------------------------
                                  Wesley T. O'Brien
                                  President and Chief Executive Officer

                                   /s/ William A. Paquin
                                   ----------------------------------------
                                   William A. Paquin
                                   Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NO.                                              DESCRIPTION

       27                                             Financial Data Schedule