Form 10-K405
period 1997-12-31
TRESCOM INTERNATIONAL INC
filed 1998-03-18
CIK 1003958

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-27594

                               ----------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, $0.0419 PAR VALUE PER SHARE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16,1998 was approximately $50,920,685.

  As of March 16, 1998, 12,150,844 shares of the registrant's common stock, $0.0419 par value per share, were outstanding.

  Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  In February 1998, TresCom International, Inc. (together with its subsidiaries and Predecessors (as defined herein), referred to collectively herein as "TresCom" or the "Company") entered into a definitive Agreement and Plan of Merger with Primus Telecommunications Group, Inc. ("Primus") and Taurus Acquisition Corporation, a wholly-owned subsidiary of Primus ("Taurus"). Pursuant to the terms of the Agreement and Plan of Merger, it is contemplated that Taurus will merge with and into TresCom (the "Merger"), that TresCom will be the surviving corporation and that Primus will acquire 100% of the issued and outstanding shares of TresCom Common Stock (as hereinafter defined). The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both Primus's and the Company's shareholders and certain regulatory authorities. The prospective effects of the Merger on the Company have not been taken into account with regard to the statements made in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Results--Proposed Merger."

  Certain statements contained in this Annual Report on Form 10-K which express "belief," "anticipation," "expectation" or "intention" and statements regarding the consummation of the proposed Merger and the expansion of TresCom's business, including the negotiation of agreements with PTTs and TAs (each as hereinafter defined), capital expenditures, the effects of regulatory changes and product offerings insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Results."

                                    PART I

ITEM 1. BUSINESS.

GENERAL

   TresCom is a facilities-based long distance telecommunications carrier focused on international long distance traffic. The Company offers a broad array of competitively priced services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services. The Company provides long distance service to approximately 230 countries and territories through an international network consisting of: (i) owned facilities, concentrated in a Caribbean hub linking the United States, the Caribbean and South and Central America; (ii) direct operating and transit agreements with various post, telegraph and telephone organizations ("PTTs") and foreign telecommunications administrations ("TAs"); and (iii) leased capacity.

  The Company markets its services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers, ranging in size from small businesses to Fortune 500 companies. To take advantage of the benefits associated with its network, the Company targets its United States mainland sales and marketing efforts towards customers with significant southbound international long distance traffic. These customers include businesses with sales or operations in the Caribbean, South and Central America and Mexico (referred to collectively herein as "Latin America") as well as the rapidly growing Hispanic population in the United States. During 1997, the Company further increased its sales and marketing efforts directed towards residential and commercial customers, while maintaining its carrier and reseller customer base. In emerging markets in Central and South America, the Company has teamed up with local agents and expects to generate international traffic originating from those markets. As part of the Company's marketing activities, the Company has entered into joint marketing and promotional arrangements with certain other companies, including Coca-Cola, Shell Oil Company, Seagrams, Walgreens Drug Stores, Papa John's Pizza and Spec's Music pursuant to which such companies have agreed to market their products or services with those of TresCom.

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

SERVICES

  TresCom offers a broad array of services to its customers, both through its owned facilities and through contractual arrangements with other carriers. The Company's service offerings include direct dial "1 plus" and toll-free long distance, calling and debit cards, international toll-free service, 24-hour bilingual operator services, intra-island local service in Puerto Rico, private lines, frame relay, international inbound service and international callthrough services from selected markets. The Company markets its products under a number of registered and common law service marks including
TresCom SM, Terafon SM, Express USA SM, as well as various registered logos. TresCom has the capability to route calls over multiple alternative paths, thus offering full redundancy. The Company also offers customized country calling plans that help customers manage their long distance costs for high volume destinations.

  In addition to direct dial "1 plus" and toll-free long distance services, the Company's service offerings include:

  . Calling and Debit Cards. The Company's international calling cards provide access to more than 230 countries and territories and international origination and termination. The Company's debit cards provide payment convenience and are rechargeable.

  . International Toll-Free Service. Also known as "International 800," this service permits customers to place calls terminating in the United States (including the U.S.V.I. and Puerto Rico) from a foreign country on a toll-free basis. As of December 31, 1997, the Company's international toll-free service was available for origination from over 40 countries.

  . 24-hour Bilingual Operator Services. The Company offers a full range of operator services to residential and commercial customers. A staff of operators fluent in English and Spanish can be accessed to complete collect, third party, person-to-person, station-to-station and credit card validation calls.

  . Intra-Island Local Service. The Company offers local calling services in
    Puerto Rico, pursuant to which customers can make local calls on the island at very competitive rates.

  . Private Lines. The Company leases to customers dedicated private lines that provide high capacity between predetermined locations for voice and data services.

  . Frame Relay. The Company offers frame relay, a transmission standard which utilizes multiplex technology. Frame relay enables multiple users to share communications bandwidth for enhanced data transmission. The Company's frame relay capabilities are compatible with frame relay networks around the world.

  . International Inbound Services. The Company offers international inbound calling services which provide collect calling to the United States and calling card services with United States terminations. In 1997, the Company expanded its marketing programs in Honduras, Nicaragua and Panama and intends to launch new programs in the Dominican Republic. Planning is underway for similar services in key South American countries. There can be no assurance, however, that the Company will be able to launch such services or that, if launched, such services will be successful.

  . International Callthrough Services. In 1997, the Company began providing international callthrough services from selected markets, which enables offshore customers to place international calls at significantly reduced rates.

  . Wholesale and Retail Billing Services. The Company offers the capability for wholesale and retail traffic repricing for international and domestic traffic as well as advanced personal computer billing services.

  New services the Company expects to introduce in 1998 include:

  . International Call-Center Services. The Company intends to offer products supporting U.S.-based international call centers with prepaid long distance.

  . International Marketlink. The Company intends to provide products enabling off-shore businesses to offer toll-free access for customers in the United States.

  There can be no assurance that the Company will be able to launch any of the proposed services in 1998 or thereafter, or that, if launched, such services will be successful.

MARKETING AND SALES

  The Company markets its services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers ranging in size from small businesses to Fortune 500 companies. Through its direct sales force and through independent sales and telemarketing agents, the Company targets customers in the United States, the U.S.V.I. and Puerto Rico with significant international telephone usage, particularly southbound calls to Latin America.

  Wholesale. The Company's wholesale customers include both facilities-based carriers and switched and switchless resellers who purchase the Company's services for resale to their own customers. The Company uses its direct sales force to market its services to wholesale customers and participates in and advertises at key carrier industry trade shows. During 1997, the Company was not dependent on any one customer to provide more than 5% of its total annual revenues.

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

  Direct Sales. The Company's direct sales force targets major accounts and small to medium size businesses with significant southbound traffic to Latin America. The sales representatives receive commissions based upon the revenues received by the Company from new customers. As of December 31, 1997, the Company had approximately 100 direct sales and marketing employees. The Company intends to expand its direct sales force as a part of its growth strategy by adding sales representatives to its sales offices located in New York, Florida, Georgia, southern California, the U.S.V.I and Puerto Rico. During 1997, the Company began performing a portion of its telemarketing activities in house.

  U.S. Independent Sales Representatives and Telemarketing Agents. The Company supplements its direct sales efforts by marketing through a network of independent sales representatives and telemarketing agents. As of December 31, 1997, the Company had approximately 150 independent sales representatives and telemarketing agents. Independent sales representatives generally enter into sales agreements with the Company providing for commissions to be paid based on revenues generated for the Company. Telemarketing agents are generally paid on an hourly basis or on a per sale basis and receive no commission. The Company typically grants a nonexclusive right to solicit customers and requires that its agents maintain a minimum quota.

  International/Offshore Sales and Marketing Agents. The Company has entered into agreements with independent sales representatives in non-U.S. locations to sell its international calling services from that country to the United States and beyond. Offshore sales and marketing support programs continue to increase revenues from the Company's offshore phonebooths, international calling cards and in-country access networks.

  Joint Marketing Arrangements. The Company enters into joint marketing arrangements with other companies to increase name recognition and customer awareness and to generate referrals of potential customers who can then be contacted by the Company's sales representatives and telemarketing agents.

  Promotions and Advertising. The Company engages in various promotional activities, such as sponsorship of the Shell Air and Sea Show and various civic and charity events. The Company engages in such promotional opportunities to target specific customer groups. In addition, the Company has continued utilizing print advertising which targets heavy users of international telecommunications services. The Company advertises in publications such as World Trade Magazine, Latin Trade Magazine and Global Sites Magazine. In the residential market, the Company has targeted Spanish speaking consumers by advertising in Spanish language newspapers, direct mail campaigns and Spanish radio and television advertising. The Company believes that continued focus on the growing domestic Hispanic market will attract customers with heavy long distance usage to Latin America.

CUSTOMER SERVICE

  The Company strives to provide superior customer care and believes that the quality of its customer service is one of its competitive advantages. The Company has a fully staffed multilingual Customer Care Department available through "toll-free" access, as well as a Trouble Reporting Center with extensive industry and technical expertise to cater to the Company's wholesale customers. In order to facilitate quality customer service, the Company has designed and implemented computerized customer profiles and billing information to permit rapid access by its customer service professionals to billing records, thus enabling a prompt response to inquiries.

  The Company direct bills certain wholesale customers, its larger business accounts, and a small percentage of its small business and residential customers. In many cases, these customers and accounts have customized billing arrangements, including bilingual billing, to help them achieve better management of their long distance telecommunications needs. The Company has multiple billing and delivery methods including billing files delivered via bulletin board system, software to allow commercial customers to better manage their long distance bills through various sorting and classification functions, magnetic media, bill image or diskette. The Company believes that flexible customized billing is an important value-added service that is a key factor in attracting and retaining commercial customers. The Company's small business and residential customers are generally billed by their respective local exchange carriers ("LECs"), which charge for the Company's services in a monthly, all-inclusive invoice sent to the customer.

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

 OWNED FACILITIES

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

  The international undersea digital fiber optic cables in which the Company has an investment are owned and operated through consortium arrangements between various international telecommunications service providers, which include United States carriers, foreign PTTs and foreign TAs. Typically, participation in a consortium includes those carriers which have the operating authority to provide direct international service and have direct operating agreements with the PTTs or TAs in the countries served by the cables. In most cases, ownership in cables is acquired solely through the purchase of minimum increments of capacity or Minimum Investment Units ("MIUs"). In instances where a carrier has not purchased ownership interests in the cable prior to the time it was placed in service, the carrier is only permitted to acquire capacity on that cable through the purchase, by way of a lump sum payment, of an Indefeasible Right of Use ("IRUs"). The fundamental difference between an IRU holder and an owner of MIUs is that the IRU holder is not entitled to participate in management decisions relating to the cable system. The Company currently owns MIUs in the Americas 1 Cable System, the Americas II Cable System, the Columbus II Cable System, the Columbus III Cable System, the Eastern Caribbean Fiber Cable System, the Taino-Carib Cable System, the Antillas I Cable System, the Bahamas II Cable System and the Pan American Cable System. The Company obtained MIUs in the Americas II Cable System and the Columbus III Cable System during 1997. The Company's investments in the TCS-1 Cable System, the Bahamas 1 Cable System, the PTAT-1, the CARAC Cable Systems, the CANUS Cable System, the CANTAT 3 Cable System, the ODIN Cable System and the RIOJA Cable System are in the form of IRUs. The various consortium arrangements to which the Company is a party contain restrictions on the transfer of use, provide for the acquisition of additional capacity, designate maintenance responsibility and contain arrangements regarding system design modifications. The Company's investment in certain cables is currently limited to the portion of the cable in which the Company is routing traffic. The Company has a right to acquire capacity on the remaining portions of the system through the payment of additional amounts.

  The Company's network infrastructure and digital switches provide the means to maximize its owned and leased international facilities. Digital switches located in Ft. Lauderdale, Florida; New York, New York; and Guaynabo, Puerto Rico; provide the entry and exit gateways for the Company's international network. An enhanced services switch located in Miami, Florida, allows the Company to offer value-added services such as calling and debit cards and international callthrough services.

  During 1997, the Company completed several strategic projects that enable it to utilize its international network more efficiently. Advanced C7, or international signaling, enhancements were implemented on several key international routes; compression equipment technology, both traditional DCME based and advanced voice over frame relay and secured domestic facilities was implemented; and construction of a Network Management Center in Ft. Lauderdale was begun to effectively control the Company's network from one centralized location.

  The Company's owned switching systems and network infrastructure permit the Company to maximize the portion of its call traffic that is carried on the Company's own network rather than by other carriers, and therefore to realize economies of scale. Switches are digital computerized routing facilities that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of calls. The Company also uses its computerized network switching equipment to continuously monitor its network to optimize the routing of calls over the least cost route available on its international network. To maintain effectiveness and minimize its costs, TresCom continuously evaluates the addition of new switches, points of presence and other facilities as its customer base expands.

 LEASED CAPACITY AND DIRECT OPERATING AND TRANSIT AGREEMENTS

  TresCom's international network is composed of leased capacity from other carriers and direct operating and transit agreements with PTTs and TAs. These arrangements permit the Company to transmit and terminate calls over networks of other carriers. The Company's contracts with these entities typically have terms ranging from one to five years, with clauses providing for negotiated renewals. Contracts with PTTs and TAs typically have longer terms than those with domestic United States carriers.

  The Company uses leased capacity to provide long distance services in areas where it does not own transmission facilities and to provide redundancy where it does own such facilities. The Company's ability to operate profitably depends, in part, on planning the mix of circuits and transmission capacity to be leased or used for each switching center, so that calls are completed on a cost effective basis without compromising service, transmission quality or reliability. As the Company expands its services into a new area, services are provided via leased capacity from other carriers on a variable cost, usage-sensitive basis. When the volume of traffic in a market is sufficient to justify additional investment, the Company will enter into long-term fixed-price arrangements such as fiber optic cable or satellite transmission capacity.

  For international traffic, the Company can terminate traffic via leased capacity from other carriers or through direct operating agreements with foreign PTTs and TAs. Direct operating agreements provide for the termination of traffic in, and return of traffic to, the parties' respective countries for mutual compensation through negotiated settlement rates. Direct operating agreements between a United States based international carrier and a foreign carrier provide that a foreign carrier will return the same percentage of total United States terminating traffic as it receives from the United States based carrier and also provide for network coordination and accounting and settlement procedures. In addition to specifying the terms for accounting and settlement procedures, certain of the direct operating agreements to which the Company is a party also specify the services to be provided (e.g., switched services, operator-assisted calls or debit card services), the currency to be used to determine payment, the time of payment and the duration of the arrangement. These agreements help to reduce costs on the Company's network by allowing for the termination of calls at rates lower than those available in some cases and create opportunities for revenue enhancement through the receipt of return traffic as well as the transmission of traffic on a wholesale basis for other carriers and resellers which do not have similar agreements.

  As of December 31, 1997, the Company had 26 direct operating and transit agreements with PTTs and TAs. Currently, the Company is negotiating direct operating and transit agreements with PTTs and TAs in certain other countries, although there can be no assurance that the Company will be able to enter into such agreements.

  Included in the group of carriers providing leased capacity to TresCom's network are AT&T, MCI, WorldCom, Sprint, niche carriers with direct operating agreements to specific countries and resellers with large volume and long-term contracts for international capacity on AT&T, MCI, WorldCom and Sprint facilities.

COMPETITION

  The telecommunications industry is highly competitive and affected by rapid regulatory and technological change, as well as corporate consolidation. The Company believes that the principal competitive factors in its business include customer service, pricing, network quality, service offerings and the flexibility to adapt to changing market conditions. The Company's future success will depend upon its ability to compete with AT&T, MCI, Sprint, WorldCom and other United States-based and foreign carriers, many of which have considerably greater financial and other resources than the Company. Certain of the larger United States-based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the United States market, creating greater competitive pressures on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Results--Competition."

  The Company believes it competes favorably in its targeted markets, due to its bilingual operator and billing services, competitive pricing, high network quality and broad array of service offerings. The Company also believes that its success will increasingly depend on its ability to offer, on a timely basis, new services based on evolving technologies and industry standards. There can be no assurance that new technologies or services will be available to the Company on favorable terms.

  Regulatory trends have had, and may have in the future, significant effects on competition in the industry. See "--Regulatory Environment."

REGULATORY ENVIRONMENT

  The Company's business operations are subject to extensive federal and state regulation. Federal laws and regulations of the Federal Communications Commission (the "FCC") apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while particular state regulatory authorities have jurisdiction over telecommunications originating and terminating within the same state. The laws of other countries only directly apply to carriers doing business in those countries. Thus, when the Company conducts business with its foreign correspondent, it is affected indirectly by such laws insofar as they affect the foreign carrier. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Results--Regulatory and Legislative Risks."

 FEDERAL

  The FCC has classified the Company as a non-dominant interexchange carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. To date, there have been no such complaints against the Company. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. In the current regulatory atmosphere, the Company believes that the FCC is unlikely to do so.

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

  The Company has the authority to provide domestic, interstate telecommunications services. The Company has also been granted authority by the FCC to provide switched international telecommunications services through the resale of switched services of United States facilities based carriers and to provide certain international telecommunications services by acquiring circuits on various undersea cables or leasing certain satellite facilities. The FCC reserves the right to condition, modify or revoke such domestic and international authority for violations of the Communications Act of 1934, as amended (the "Communications Act"), or the FCC's regulations, rules or policies promulgated thereunder. Although the Company believes the probability to be remote, a rescission by the FCC of the Company's domestic or international authority or a refusal by the FCC to grant additional international authority would have a material adverse effect on the Company.

  Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. The Company is required to file tariffs containing detailed actual rate schedules for both its domestic and international tariffs. In 1995, the FCC adopted new rules which have required the Company to cancel and withdraw its tariffs covering interstate domestic services by September 22, 1997. The FCC's order was appealed and effectively has been stayed pending resolution of the appeal.

  As a non-dominant carrier, the Company is also subject to a variety of miscellaneous regulations that, among other things, govern the documentation and verifications necessary to change a consumer's long distance carrier; limit the use of toll-free long distance; require certain disclosures regarding operator services; in some cases, limit foreign ownership and control; and require prior approval of transfers of control. For instance, the

Company could not continue to hold certain radio licenses it now holds if its foreign ownership level reaches 20%.

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

  On February 1, 1996, the United States Congress enacted comprehensive telecommunications reform legislation, which the President signed into law as the Telecommunications Act of 1996 on February 8, 1996. The Telecommunications Act of 1996 amended the Communications Act to impose a legal duty on all telecommunications carriers (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications.

  In addition, under the terms of the Telecommunications Act of 1996, the Regional Bell Operating Companies (the "RBOCs") were released from the constraints of the Modification of Final Judgment, the judicial consent decree resulting from the Bell System divestiture. On February 28, 1996, the Department of Justice recommended that the presiding judge terminate the decree.

  The Telecommunications Act of 1996 transferred enforcement of the obligations of the Modification of Final Judgment from the District Court to the FCC, eliminated some of the restrictions immediately and created requirements and timetables for the removal of others. As a consequence, the RBOCs may offer long distance services outside their local telephone service territories almost immediately, including international services which compete with the Company. Subject to the FCC finding that the necessary prerequisites have been met, the RBOCs will be authorized to provide such services within their local telephone service areas at some future point. As a result, the Company will likely face additional competition from RBOCs.

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

  The microwave and satellite communications licenses held by the Company are subject to FCC regulations. Such licenses were granted for fixed terms. The majority of these licenses expire within five years, and the remainder will expire within nine years. The Company intends to seek renewal of its licenses and anticipates that they will be renewed in the ordinary course. Failure to obtain renewal of its licenses could have a material adverse effect on the Company.

  Authorizations held under Section 214 of the Communications Act (such as those held by the Company) for international services traditionally have been granted for the provision of services or use of facilities between the United States and countries specified in the authorizations and may now be granted, in appropriate circumstances, on a global basis. The Company holds all necessary Section 214 authorizations for conducting its present business but may need additional authority in the future. In some cases, carriers may not be able to lease lines between the United States and an international point for the purpose of offering switched services, unless the FCC first determines that the foreign country affords opportunities to United States carriers equivalent to those available under United States law. In addition, if the Company is acting as a reseller, it cannot provide a service interconnected with the public switched network at only one end to a country that has not been found equivalent. Facilities-based carriers can do so however. The FCC adopted an Order on February 29, 1996, that reduced the regulatory burdens imposed on international carriers, making it easier for the Company to provide and expand its international services but also making it easier for competitive entry by other carriers.

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

  The FCC also has adopted new rules that set the maximum rate that United States carriers should pay foreign carriers for terminating switched voice traffic in their country. A number of foreign carriers and government entities have appealed this ruling. Even if upheld on appeal, it is impossible at this time to predict how the new rules would affect TresCom's business.

  Additionally, the FCC enforces certain requirements which derive from the regulations of the International Telecommunications Union. These regulations may further circumscribe the correspondent relationships described above. In addition to settlement rates, these regulations govern certain aspects of transit arrangements, wherein the originating carrier may contract with an interim carrier in a second country to terminate service in a third country. The Company has transit agreements with foreign carriers. Such agreements may allow the Company to pay less than the full accounting rate it would have to pay if it had a direct operating agreement with the terminating country. However, the Company is unaware of any instance in which a terminating country has objected with respect to any of the Company's traffic. If a terminating country objects in the future to such transit arrangements, the Company may be required to secure alternative arrangements.

  The trade agreement reached on February 15, 1997 among the 69 countries in the World Trade Organization Group on Basic Telecommunications Services ("WTO Agreement") also may have an impact on worldwide competitive market conditions. Pursuant to the WTO Agreement, which went into effect on February 5, 1998, the United States has made certain commitments to permit access to the U.S. market by foreign telecommunications service providers. In November 1997, the FCC completed its proceeding to review and modify its international telecommunications policies and regulations in light of U.S. obligations under the WTO Agreement. As a result of this proceeding, the FCC eliminated its reciprocity requirements and in general eased its entry and other regulatory requirements applicable to carriers from WTO member countries. Correspondingly, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications operators such as the Company.

 STATE

  The intrastate, long distance telecommunications operations of the Company are also subject to various state laws, regulations, rules and policies. Currently, the Company is certified, tariffed or otherwise qualified to provide service in 48 states and Puerto Rico. Additionally, the Company provides service in certain states that do not require certification or registration of any form. The Company intends to obtain any necessary authorization in all states that require certification or registration.

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

 FOREIGN

  The Company provides international services by either reselling the services of other carriers or by entering into direct operating or transit agreements with PTTs and TAs. Generally, PTTs are state-owned and operated monopolies and TAs are former PTTs which have been privatized. Although the services currently provided by the Company are not directly subject to the laws of other countries, the foreign carriers with whom the Company conducts business are subject to those laws. Consequently, any changes to the laws of a country served by the Company could have a material adverse effect on the Company.

EMPLOYEES

  As of March 16, 1998, the Company had approximately 330 employees. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

ITEM 2. PROPERTIES.

  The Company's headquarters in Ft. Lauderdale, Florida consist of approximately 20,600 square feet of office space under leases that expire through April 2003. In addition, the Company leases an aggregate of approximately 70,000 square feet where it maintains its sales offices or switches. The Company's sales offices are located in Ft. Lauderdale, Florida; Hollywood, Florida; Tampa, Florida; New York, New York; Los Angeles, California; Atlanta, Georgia; Guaynabo, Puerto Rico; St. Thomas, U.S.V.I.; and its switches are located in Ft. Lauderdale, Florida; Miami, Florida; New York, New York; and Guaynabo, Puerto Rico.

  Management believes that the Company's present office facilities, together with additional space available under expansion options, are adequate for its operations for the foreseeable future and that similar additional space can readily be obtained as needed.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is from time to time involved in litigation incidental to the conduct of its business. There is no pending legal proceeding to which the Company is a party which, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's financial condition or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock, $0.0419 par value per share ("Common Stock"), commenced trading on February 8, 1996, on the NASDAQ National Market ("NNM") under the symbol "TRES." On March 16, 1998, there were approximately 60 shareholders of record of the Common Stock. The Company believes that it has in excess of 400 beneficial owners. The high and low sales prices for the Common Stock as reported by the NNM are as follows:

                                                1997            1996
                                           --------------- ------------------
                                            HIGH     LOW    HIGH        LOW
                                           ------- ------- -------    -------
   First quarter.......................... $ 9 1/4 $4 3/4  $16 5/8(1) $13 1/4(1)
   Second quarter.........................   8 3/4  4 7/16  20 1/4      9
   Third quarter..........................  11 7/8  6 5/8   13 1/4      7 1/2
   Fourth quarter.........................  11 1/2  7       14          7

--------
  (1) The first quarter of 1996 is the period from February 8, 1996 (the date the Common Stock commenced trading) to March 31, 1996.

  The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings to finance the expansion and continued development of its business. The Company has a $25.0 million Revolving Credit and Security Agreement with a commercial bank (the "Revolving Credit Agreement") which contains certain restrictions on its ability to declare or pay dividends, except stock dividends, during the term of the agreement. In addition to restrictions under the Revolving Credit Agreement, the Company's ability to declare and pay cash dividends may, in the future, be affected by the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company because the Company conducts substantially all of its operations through its subsidiaries. Subject to the restrictions contained in the Revolving Credit Agreement and any future limitations, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of the Florida Business Corporation Act, general economic conditions and other factors considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial data for the Company and the Predecessors should be read in conjunction with the financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data of the Combined Predecessors, the Combined Predecessors and Company and the Company presented below under "Statement of Operations Data" for the year ended December 31, 1993, the period from January 1, 1994 to November 30, 1994, the year ended December 31, 1994 for both the Combined Predecessors and Company and the Company and the years ended December 31, 1995, 1996 and 1997 for the Company and "Balance Sheet Data" as of December 31, 1994, 1995, 1996 and 1997, have been derived from the audited consolidated financial statements of the Company and the Predecessors. The selected consolidated financial data as of December 31, 1993 has been derived from the unaudited financial statements of the Company and the Predecessors, which include all adjustments the Company considers necessary for a fair presentation of the financial information set forth therein.

                                                      COMBINED
                                                    PREDECESSORS
                            COMBINED PREDECESSORS   AND COMPANY                COMPANY
                          ------------------------- ------------ --------------------------------------
                                       PERIOD FROM
                              YEAR      JANUARY 1,      YEAR
                             ENDED       1994 TO       ENDED           YEAR ENDED DECEMBER 31,
                          DECEMBER 31, NOVEMBER 30, DECEMBER 31, --------------------------------------
                            1993(1)      1994(2)        1994(3)  1994(4)     1995      1996      1997
                          ------------ ------------ ------------ --------  --------  --------  --------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND REVENUE PER MINUTE OF USE)
STATEMENT OF OPERATIONS
 DATA:
Revenues................    $27,900      $18,871      $ 50,290   $ 31,419  $102,641  $139,621  $157,641(5)
Cost of services........     15,994       11,802        32,603     20,801    74,679   106,928   124,365
                            -------      -------      --------   --------  --------  --------  --------
Gross profit............     11,906        7,069        17,687     10,618    27,962    32,693    33,276
Selling, general and
 administrative.........     11,078        7,222        29,432     22,210    32,437    30,808    36,386
Depreciation and
 amortization...........        602          252         2,156      1,904     3,961     4,928     6,599
                            -------      -------      --------   --------  --------  --------  --------
Operating income (loss).        226         (405)      (13,901)   (13,496)   (8,436)   (3,043)   (9,709)
Interest and other
 (income) expense, net..        130          134           693        559     3,191       578     1,146
                            -------      -------      --------   --------  --------  --------  --------
Net income (loss) before
 taxes and extraordinary
 item...................         96         (539)      (14,594)   (14,055)  (11,627)   (3,621)  (10,855)
Provision for income
 taxes..................         99           13            13        --        --        --        --
                            -------      -------      --------   --------  --------  --------  --------
Loss before
 extraordinary item.....         (3)        (552)      (14,607)   (14,055)  (11,627)   (3,621)  (10,855)
Extraordinary item......        --           --            --         --        --      1,956       --
Net loss................    $    (3)     $  (552)     $(14,607)  $(14,055) $(11,627) $ (5,577) $(10,855)
                            =======      =======      ========   ========  ========  ========  ========
Weighted average number
 of shares of common
 stock outstanding(6)...                                                      3,120    10,671    11,890
Basic and Diluted net
 loss per share of
 Common Stock(6)........                                                   $  (5.29) $   (.59) $   (.91)
OPERATING DATA:
Minutes of use..........                  81,724       175,568     93,843   330,296   455,481   537,867
Revenue per minute of
 use....................                 $   .23      $    .29   $    .33  $    .31  $    .31  $    .29
EBITDA(7)...............    $   828      $  (153)     $ (6,299)  $ (6,146) $ (4,336) $  3,149  $ (2,853)

                                          COMBINED
                           COMBINED   PREDECESSORS AND
                         PREDECESSORS     COMPANY                   COMPANY
                         ------------ ---------------- ------------------------------------
                                                                  DECEMBER 31,
                         DECEMBER 31,   DECEMBER 31,   ------------------------------------
                           1993(1)        1994(3)      1994(4)    1995      1996     1997
                         ------------ ---------------- -------  --------  -------- --------
BALANCE SHEET DATA:
Cash....................   $ 1,786        $   --       $   --   $  2,052  $  6,020 $  1,481
Working capital
 (deficiency)...........       122         (8,674)      (8,674)  (30,012)    8,201    5,744
Total assets............    13,718         61,565       61,565    72,630   101,610  108,429
Long-term obligations
 due within one year....     1,408            174          174    25,290       817    1,098
Long-term obligations...     8,817         26,114       26,114       702     3,965   19,593
Stockholders' (deficit)
 equity ................    (2,147)        14,875       14,875    21,508    67,322   58,950

--------
(1) Includes approximately $25 of start-up costs incurred by the Company from its formation on December 8, 1993 through December 31, 1993.
(2) Includes operations for STSJ from January 1, 1994 through February 22, 1994 and operations for TTI from January 1, 1994 through November 30, 1994.
(3) Includes results of operations or period-end amounts, as applicable, for each of the Company and the Predecessors, as if the acquisition of each of the Predecessors had occurred on January 1, 1994.
(4) Includes results of operations for STSJ from February 23, 1994 through December 31, 1994 and results of operations for TTI from December 1, 1994 through December 31, 1994.
(5) In 1997, the Company recognized $543 of revenue from the sale of excess IRU capacity on undersea digital fiber optic transmission cables.
(6) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards
    No. 128, Earnings Per Share. For a further discussion of earnings per share and the impact of Statement No. 128 see Notes 2, 5 and 13 to the consolidated financial statements.
(7) As used herein, "EBITDA" is defined as net income or loss plus depreciation expense, amortization expense, interest and other expense, income taxes and other non-cash charges, minus extraordinary income and gains and non-cash income, if any, and plus extraordinary losses, if any. EBITDA also includes an adjustment of $5,446 associated with the revaluation of an acquired customer base for the Combined Predecessors and Company and the Company during 1994. While EBITDA should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information regarding the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs and is not necessarily comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

  TresCom is a facilities-based long distance telecommunications carrier focused on international long distance traffic originating in the United States. The Company offers a broad array of competitively priced services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services. The Company derives its revenues by providing international and domestic long distance services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers, ranging in size from small businesses to Fortune 500 companies. Service revenues are based on minutes of use and charged at a rate per minute which varies according to the termination point of the traffic and time of day. All revenues are billed in United States dollars.

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

  A portion of the Company's revenues are derived from wholesale sales. Increased worldwide competition has continued to drive down wholesale prices. Because of these changing market conditions, the Company has carefully managed its rate of growth to ensure continued profitability in the wholesale division. The Company intends to continue to pursue a growth strategy designed to leverage its network capabilities and further expand its retail sales distribution channels. The Company also intends to continue to pursue its strategy of increasing revenues derived from retail customers by increasing the focus on its sales and marketing efforts to customers with significant southbound long distance traffic. These customers include businesses with sales or operations in Latin America and the rapidly growing Hispanic population in the United States.

  Cost of services includes those costs associated with the transmission and termination of services over the Company's international network. Transmission and termination costs are the Company's most significant expense, and the Company seeks to lower these costs through: (i) increasing volume on its owned facilities, thereby spreading the allocation of fixed costs over a larger number of minutes; (ii) negotiating lower cost direct operating and transit agreements with PTTs and TAs; and (iii) optimizing the routing of calls over the least cost route on its international network. Consistent with its strategy of maximizing traffic carried on the Company's own network, the Company significantly expanded its network switch capacity in 1997.

  The majority of the Company's cost of services is variable and consists of payments for leased capacity from other carriers and payments to PTTs and TAs with which the Company has direct operating and transit agreements. See "Item
1. Business--Network--Leased Capacity and Direct Operating and Transit Agreements." Under its direct operating agreements, the Company agrees to send United States originated traffic to the PTTs or TAs and the PTTs or TAs agree to send a proportionate amount of return traffic at agreed upon accounting rates. If there is an imbalance in the volume of traffic sent and received in return, the carrier that originates more traffic pays for the difference to compensate the other carrier. The difference is the settlement payment. Under the Company's direct operating agreements, the Company's net settlement revenues and payments are denominated in United States dollars.

  The Company's profitability is driven by the difference between net revenues and the cost of leased capacity and settlement payments to PTTs and TAs. In order to minimize the costs of leased capacity and settlement payments, the Company utilizes a Least Cost Routing System designed to transmit the Company's traffic over the least cost route choice on its network. Based on FCC data for the period from 1989 through 1996, per minute settlement payments from United States carriers to PTTs and TAs have declined at a significantly faster rate than per minute billed revenues. Due to the WTO Agreement, the Company expects this trend to continue. See "Item 1. Business-- Regulatory Environment--Federal."

 YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues. Revenues increased 12.9%, or $18.0 million, from $139.6 million in 1996 to $157.6 million in 1997 due to an increase in the volume of traffic carried, offset, in part, by a decrease in average revenue per minute. Minutes of use increased 18.1%, or 82.4 million, from 455.5 million in 1996 to 537.9 million in 1997. Although international traffic accounted for approximately 80.0% of the Company's revenue in both 1997 and 1996, the overall revenue per minute decreased to approximately $0.29 in 1997 from approximately $0.31 in 1996 as a result of continued international wholesale price pressures and a change in the mix of international terminations. Historically, international traffic has commanded a higher per minute rate than domestic traffic, however, this gap has continued to decrease due to increased international competition.

  Costs of Services. Costs of services increased 16.4%, or $17.5 million, from $106.9 million in 1996 to $124.4 million in 1997. The increased costs are a factor of increased minutes of use, the costs of which are variable in nature, partially offset by a fractional decrease in the overall cost per minute resulting from changes in the mix of international terminations and lower termination costs derived from certain direct operating agreements.

  Gross Profit. Gross profit increased 1.8%, or $0.6 million, from $32.7 million in 1996 to $33.3 million in 1997. As a percentage of revenues, gross profit decreased from 23.4% in 1996 to 21.1% in 1997 reflecting the impact of the international wholesale price pressures referred to above.

  Selling, General and Administrative Expense. Selling, general and administrative expense increased 18.2%, or $5.6 million, from $30.8 million in 1996 to $36.4 million in 1997. After giving effect to a one-time $1.5 million promotional credit for services rendered by a vendor in 1996, selling, general and administrative expense, as a percentage of revenues, was approximately 23.1% for both 1997 and 1996. On an absolute basis, the increase was primarily due to variable costs associated with growth in the retail business, such as advertising, commissions and billing costs.

  Depreciation and Amortization. Depreciation and amortization expense increased 34.7%, or $1.7 million, from $4.9 million in 1996 to $6.6 million in 1997. The increased expense is due to depreciation of assets acquired to support continued expansion of the Company's network and amortization related to acquired businesses and customer bases.

  Interest and other expenses, net. Interest and other expenses, net, increased 83.3%, or $0.5 million, from $0.6 million in 1996 to $1.1 million in 1997. The increase is primarily due to additional borrowings under the Revolving Credit Agreement.

  Extraordinary Item. Extraordinary expense decreased 100%, or $2.0 million, from 1996 to 1997. The extraordinary expense in 1996 of $2.0 million was a result of the early extinguishment of $35.8 million of indebtedness in February of such year. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and approximately $0.5 million was related to the write-off of deferred financing costs associated with the Bank Facility (as hereinafter defined).

  Net Loss. Net loss increased 94.6%, or $5.3 million, from $5.6 million in 1996 to $10.9 million in 1997 due to the above factors.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues. Revenues increased 36.1%, or $37.0 million, from $102.6 million in 1995 to $139.6 million in 1996 due to a 37.9% increase in minutes of use from
330.3 million in 1995 to 455.5 million in 1996, offset in part by a fractional decrease in average revenue per minute resulting from pricing pressures and a change in the mix of international terminations. In 1996, approximately 80.0% of the Company's revenue was derived from international traffic compared with approximately 75.0% in 1995. Historically, international traffic has commanded a higher per minute rate than domestic traffic, however this gap is decreasing due to increased international competition.

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

  Gross Profit. Gross profit increased 16.8%, or $4.7 million, from $28.0 million in 1995 to $32.7 million in 1996. As a percentage of revenues, gross profit decreased from 27.3% in 1995 to 23.4% in 1996. The primary factors contributing to the increase in gross profit are the Company's mix of business and continued international competitive pressures as described above in "Revenues" and "Costs of Services."

  Selling, General and Administrative Expense. Selling, general and administrative expense decreased 4.9%, or $1.6 million, from $32.4 million in 1995 to $30.8 million in 1996. The 1995 selling, general and administrative expense reflects a $4.1 million charge for a settlement with a major customer, and a $1.7 million charge for expenses relating to Hurricane Marilyn (which hit St. Thomas, a significant base of operations for the Company, in September
1995). The 1996 expense reflects a $1.5 million promotional credit for services rendered by a vendor and $0.6 million associated with a one-time cash compensation charge relating to changes in executive management during the year. After giving effect to these items, selling, general and administrative expense, as a percentage of revenues, decreased from 26.0% in 1995 to 22.7% in 1996.

  Depreciation and Amortization. Depreciation and amortization expense increased 22.5%, or $0.9 million, from $4.0 million in 1995 to $4.9 million in 1996. The increased expense is due to depreciation of assets acquired during 1996 to support continued expansion of the Company's network and corporate infrastructure.

  Interest and other expenses, net. Interest and other expense, net, decreased 81.3%, or $2.6 million, from $3.2 million in 1995 to $0.6 million in 1996. The decrease is primarily due to the repayment of borrowings under a Bank Facility between TresCom Network Services, Inc., a wholly-owned subsidiary of the Company, and a commercial bank (the "Bank Facility") and due to the repayment of borrowings from a major shareholder, each in February 1996.

  Extraordinary Item. The extraordinary expense in 1996 of $2.0 million was a result of the early extinguishment of $35.8 million of indebtedness in February. Approximately $1.5 million was attributable to debt and warrants payable to a major shareholder of the Company and approximately $0.5 million was related to the write-off of deferred financing costs associated with the Bank Facility.

  Net Loss. Net loss decreased 51.7%, or $6.0 million, from $11.6 million in 1995 to $5.6 million in 1996 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from working capital needs, primarily the costs of services, selling, general and administrative expenses, debt service and capital costs associated with the expansion of switching and network capacity. The Company is a holding company, the principal assets of which are the capital stock of its direct subsidiaries and has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

  During the fourth quarter of 1996, the Company established a $5.0 million line of credit with a commercial bank secured by certain accounts receivable (the "Credit Facility"). The Credit Facility, as amended on March 27, 1997, contained standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. Through July 31, 1997, the Company was either in compliance with or received waivers with respect to all covenants under the Credit Facility.

  On July 31, 1997, the Company entered into the Revolving Credit Agreement. On such date, all borrowings under the Credit Facility were repaid in full with borrowings under the Revolving Credit Agreement and the Credit Facility was terminated. As of March 16, 1998, availability under the Revolving Credit Agreement was $21.1 million, of which $17.0 million (including $0.7 million of letters of credit) had been utilized. The Company is currently in compliance with all covenants contained in the Revolving Credit Agreement.

  During the third quarter of 1996, the Company established a relationship with a commercial bank to provide asset financing. The Company utilized approximately $4.3 million in the fourth quarter of 1996 for capital projects. An additional $1.1 million was utilized in the second quarter of 1997 and an additional $0.6 million was utilized in the first quarter of 1998. Approximately $1.5 million remains available for future capital expenditures.

  The Company currently has capital commitments of approximately $1.4 million. Pending available financing, the Company has identified approximately $9.0 million of additional capital expenditures designed to expand the Company's operations. The Company is currently reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

  Based on management's projections, the Company anticipates having sufficient funds for its needs. If additional funds are needed and sources are not available, the Company's business and results of operations could be materially adversely affected.

  From time to time, the Company evaluates acquisitions of businesses and customer bases which complement the business of the Company. Depending on the cash requirements of potential transactions, the Company may finance transactions with cash flow from operations, or the Company may raise additional funds by pursuing various financing vehicles such as new bank financing or one or more public offerings, or private placements of the Company's securities. The Company, however, has no present understanding, commitment or agreement with respect to any material acquisition, and there can be no assurance that any such acquisition will occur, or that the funds to finance any such acquisition will be available on reasonable terms or at all.

  Inflation is not a material factor affecting the Company's results of operations and financial condition. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

YEAR 2000

  The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The majority of the software which needs to be replaced is under license from third party software manufacturers who have indicated that they will provide the necessary upgrades. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

  The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers, customers and financial institutions are fully supported.

The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and that such conversion will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

RECENT DEVELOPMENTS

  In February 1998, the Company entered into a definitive Agreement and Plan of Merger with Primus and Taurus. Pursuant to the terms of the Agreement and Plan of Merger, it is contemplated that Taurus will merge with and into TresCom (the "Merger"), that TresCom will be the surviving corporation and that Primus will acquire 100% of the issued and outstanding shares of TresCom Common Stock. The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both Primus's and the Company's shareholders and certain regulatory authorities.

INCOME TAXES

  The Company has generated significant net operating losses ("NOLs") both in Puerto Rico and in the United States. These NOLs may be available to offset future taxable income, subject to the limitations discussed below. STSJ generated NOL carryforwards totaling $3.4 million in Puerto Rico before the date on which it was acquired by the Company ("Puerto Rico preacquisition NOLs"). The Company has generated NOLs totaling $4.2 million in Puerto Rico ("Puerto Rico postacquisition NOLS"), $4.9 million in the U.S.V.I. ("U.S.V.I. post acquisition NOLS") and $24.3 million in the United States ("United States post acquisition NOLs") since February 22, 1994. The Puerto Rico preacquisition NOLs expire in the years 1998 through 2000; the Puerto Rico post acquisition NOLs expire in the years 2001 through 2004; the U.S.V.I. post acquisition NOLs expire in the years 2010 through 2012; and the United States post acquisition NOLs expire in the years 2009 through 2012. The availability of the NOL carryforwards is subject to certain factual and legal uncertainties relating to the reporting positions of the Company, and there can be no assurance that the Internal Revenue Service will not require the NOL carryforwards to be reduced.

  Upon certain changes in the ownership of the Company's stock occurring over a three-year measuring period, the Company's ability to use its United States post acquisition NOLs would become subject to an annual limitation under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, if an ownership change occurs, the Company's United States post acquisition NOLs would be subject to an annual limitation, subject to adjustment for certain recognized built-in gains, in an amount equal to the total value of the Company on the day preceding the ownership change times the highest adjusted Federal long-term rate for the three months preceding the ownership change. The Puerto Rico preacquisition NOLs are not subject to limitations imposed under Section 382 of the Code.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

  Proposed Merger. On February 3, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Purchase Agreement") with Primus and Taurus, a wholly-owned subsidiary of Primus. Pursuant to the terms of the Purchase Agreement, Taurus will merge with and into Trescom (the "Merger"), and each issued and outstanding share of Trescom Common Stock, at the time of the Merger, will be converted into the right to receive, subject to certain potential adjustments, $10.00 worth of Primus Common Stock, $.01 par value per share, for each share of TresCom Common Stock held by TresCom's shareholders. The transaction is anticipated to be tax-free to the Company's shareholders. The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both the Company's and Primus's shareholders and certain regulatory authorities. A special meeting of TresCom's shareholders will be scheduled for the purpose of considering and voting upon the Merger. There can be no assurances that the conditions to closing provided for in the Purchase Agreement will be met or waived in order to permit the consummation of the Merger. At this time, the effect of the completion of the Merger on forward-looking statements contained in this Annual Report on Form 10-K is not determinable.

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

  Competition. The telecommunications industry is highly competitive and affected by rapid regulatory and technological change, as well as corporate consolidation. The Company's future success will depend upon its ability to compete with AT&T, MCI, Sprint, WorldCom and other United States based and foreign carriers, many of which have considerably greater financial and other resources than the Company. Certain of the larger United States based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the United States market, creating greater competitive pressures on the Company. The ability of the Company to compete effectively will depend on its ability to provide high-quality service at competitive prices.

  Regulatory and Legislative Risks. Federal regulations, regulatory actions and court decisions have had, and may have in the future, negative effects on the Company and its ability to compete. The Company is subject to regulation by the FCC, and the regulations promulgated by the FCC are subject to change in the future. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. The Company is also subject to state regulation that varies by jurisdiction and is subject to change. For example, the Company must obtain and maintain Certificates of Public Convenience and Necessity from most state regulatory authorities where it offers intrastate long distance services. In most cases, it must also file tariffs for its intrastate offerings. There can be no assurance that the Company will not experience difficulties or delays in obtaining necessary state authorizations in the future or that such difficulties or delays will not adversely affect the Company's business. The multiplicity of state regulations makes full compliance with all such regulations a challenge for companies such as the Company which have certain business activities in numerous states. There can be no assurance that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company. Additionally, many states are relaxing the regulatory restrictions currently imposed on the LECs. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company.

  The services currently provided by the Company are not directly subject to laws of other countries, but the foreign carriers with which the Company conducts business are subject to those laws. For instance, the Company's use of transit agreements may be affected by regulations in either the transmitted or the terminating foreign jurisdiction. Certain countries are considering opening up their markets to competition. In the process, they may impose regulatory requirements that could have a material adverse effect on the Company.

  Effects of Natural Disasters. Areas in which the Company conducts its business may be affected by natural disasters (including hurricanes and tropical storms) as evidenced by Hurricane Marilyn, which struck certain Caribbean islands, including St. Thomas and Puerto Rico, in September 1995. The occurrence of future hurricanes, tropical storms and other natural disasters could have a material adverse effect on the Company's business resulting from damage to the Company's network facilities or from curtailed telephone traffic resulting from effects of such events, such as destruction of homes and businesses.

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

  Dependence on Effective Information Systems. The Company's management information systems must grow as the Company's business expands and are expected to change as new technological developments occur. There can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and are vulnerable to the Year 2000 problem which could result in a major system failure or miscalculations. There can be no assurance that the Company will be able to successfully implement upgrades to its systems to correct any year 2000 problem. A failure of the Company's computer systems, or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000, could have a material adverse effect on the Company's business and financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  This requirement is not currently applicable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following statements are filed as part of this Annual Report on Form 10-
K:

                                                                      FORM 10-K
                                                                      PAGE NO.
                                                                      ---------
Financial Statements:
  TresCom International, Inc.:
    Report of Independent Auditors...................................     22
    Consolidated Balance Sheets as of December 31, 1997 and 1996.....     23
    Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995................................     24
    Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1997, 1996 and 1995..........................     25
    Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995................................     26
    Notes to Consolidated Financial Statements.......................     27
Consolidated Financial Statement Schedule:
    Report of Independent Auditors...................................     38
    Schedule II--Valuation and Qualifying Accounts...................     39

  All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TresCom International, Inc.

  We have audited the accompanying consolidated balance sheets of TresCom International, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TresCom International, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Atlanta, Georgia
February 27, 1998

                          TRESCOM INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS,
                                                            EXCEPT SHARE AND
                                                             PER SHARE DATA)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  1,481  $  6,020
  Accounts receivable, net of allowance for doubtful
   accounts of $8,149 and $7,588, respectively.............   31,743    29,063
  Other current assets.....................................    2,406     3,441
                                                            --------  --------
Total current assets.......................................   35,630    38,524
Property and equipment, at cost:
  Transmission and communications equipment................   29,720    24,691
  Furniture, fixtures and other............................    9,620     5,600
                                                            --------  --------
                                                              39,340    30,291
Less accumulated depreciation and amortization.............   (9,668)   (5,755)
                                                            --------  --------
                                                              29,672    24,536
Other assets:
  Customer bases, net of accumulated amortization of $2,385
   and $1,358, respectively................................    3,274     3,806
  Excess of cost over net assets of businesses acquired,
   net of accumulated amortization of $3,508 and $2,368,
   respectively............................................   38,826    34,260
  Other....................................................    1,027       484
                                                            --------  --------
Total assets............................................... $108,429  $101,610
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  1,237  $  2,758
  Accrued network costs....................................   19,497    19,546
  Other accrued expenses...................................    6,365     5,395
  Long-term obligations due within one year................    1,098       817
  Deferred revenue and other current liabilities...........    1,689     1,807
                                                            --------  --------
Total current liabilities..................................   29,886    30,323
Long-term obligations (Notes 3 and 4)......................   19,593     3,965
Shareholders' equity:
  Preferred stock, $.01 par value per share; 1,000,000
   shares
   authorized, no shares issued and outstanding............      --        --
  Common stock, $.0419 par value per share; 50,000,000
   shares authorized; 12,104,960 and 11,804,675 shares
   issued and outstanding, respectively....................      505       493
  Deferred compensation....................................     (551)     (808)
  Additional paid-in capital...............................  108,354   106,140
  Accumulated deficit......................................  (49,358)  (38,503)
                                                            --------  --------
Total shareholders' equity.................................   58,950    67,322
                                                            --------  --------
Total liabilities and shareholders' equity................. $108,429  $101,610
                                                            ========  ========

                            See accompanying notes.

                          TRESCOM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                                1997        1996       1995
                                             ----------  ----------  ---------
                                               (IN THOUSANDS, EXCEPT SHARE
                                                   AND PER SHARE DATA)
Revenues.................................... $  157,641  $  139,621  $ 102,641
Cost of services............................    124,365     106,928     74,679
                                             ----------  ----------  ---------
Gross profit................................     33,276      32,693     27,962
Selling, general and administrative (Notes
 2, 9 and 12)...............................     36,386      30,808     32,437
Depreciation and amortization...............      6,599       4,928      3,961
                                             ----------  ----------  ---------
Operating loss..............................     (9,709)     (3,043)    (8,436)
Interest and other expenses, net............      1,146         578      3,191
                                             ----------  ----------  ---------
Loss before extraordinary item..............    (10,855)     (3,621)   (11,627)
Extraordinary loss on early extinguishment
 of debt....................................        --        1,956        --
                                             ----------  ----------  ---------
Net loss.................................... $  (10,855) $   (5,577) $ (11,627)
                                             ==========  ==========  =========
Net loss applicable to common stock......... $  (10,855) $   (6,267) $ (16,504)
                                             ==========  ==========  =========
Basic and diluted per share data:
  Loss before extraordinary item............ $     (.91) $     (.41) $   (5.29)
  Extraordinary item........................        --         (.18)       --
                                             ----------  ----------  ---------
Net loss per share of common stock.......... $     (.91) $     (.59) $   (5.29)
                                             ==========  ==========  =========
Weighted average number of shares of common
 stock outstanding.......................... 11,890,047  10,671,096  3,119,590
                                             ==========  ==========  =========



                            See accompanying notes.

                          TRESCOM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                PREFERRED STOCK                         COMMON STOCK
                   -------------------------------------------- ----------------------------
                                        ACCRUED                                   ADDITIONAL
                                       UNDECLARED     STOCK                        PAID-IN     DEFERRED   ACCUMULATED
                    SHARES    AMOUNT   DIVIDENDS  SUBSCRIPTIONS   SHARES   AMOUNT  CAPITAL   COMPENSATION   DEFICIT
                   --------  --------  ---------- ------------- ---------- ------ ---------- ------------ -----------
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at
December 31,
1994.............   283,594  $ 28,359   $ 1,652       $ 511        202,864  $  9   $     76    $   --      $(15,732)
Issuance of
Common Stock.....       --        --        --          --       2,183,799    91        824        --           --
Issuance of
Preferred Stock:
 Series A........     1,467       147       --          --             --    --         --         --           --
 Series C........   151,421    15,142       --         (511)           --    --         --         --           --
Accrued dividends
on Preferred
Stock............       --        --      4,877         --             --    --         --         --        (4,877)
Grant of stock
options..........       --        --        --          --             --    --         796       (796)         --
Non-cash
compensation.....       --        --        --          --             --    --         --         139          --
Issuance of
Common Stock
Warrants.........       --        --        --          --             --    --       2,428        --           --
Net loss.........       --        --        --          --             --    --         --         --       (11,627)
                   --------  --------   -------       -----     ----------  ----   --------    -------     --------
Balance at
December 31,
1995.............   436,482    43,648     6,529         --       2,386,663   100      4,124       (657)     (32,236)
Conversion of
Preferred Stock
to Common Stock
and accrued
dividends........  (436,482)  (43,648)   (7,219)        --       4,558,155   191     50,676        --           --
Accrued dividends
on Preferred
Stock............       --        --        690         --             --    --         --         --          (690)
Initial public
offering of
Common Stock.....       --        --        --          --       4,545,455   190     50,537        --           --
Costs associated
with initial
public offering
of Common Stock..       --        --        --          --             --    --      (2,160)       --           --
Grant of stock
options..........       --        --        --          --             --    --       1,701     (1,701)         --
Non-cash
compensation
expense..........       --        --        --          --             --    --         --       1,264          --
Exercise of stock
options..........       --        --        --          --         141,988     6         54        --           --
Forfeiture of
stock options....       --        --        --          --             --    --        (286)       286          --
Net loss.........       --        --        --          --             --    --         --         --        (5,577)
Common Stock
issued in
connection with
acquisitions.....       --        --        --          --         172,414     6      1,494        --           --
                   --------  --------   -------       -----     ----------  ----   --------    -------     --------
Balance at
December 31,
1996.............       --        --        --          --      11,804,675   493    106,140       (808)     (38,503)
Non-cash
compensation
expense..........       --        --        --          --             --    --         --         257          --
Exercise of stock
options..........       --        --        --          --          16,769     1          6        --           --
Common stock
issued in
connection with
acquisitions.....       --        --        --          --         283,516    11      2,208        --           --
Net loss.........       --        --        --          --             --    --         --         --       (10,855)
                   --------  --------   -------       -----     ----------  ----   --------    -------     --------
Balance at
December 31,
1997.............       --   $    --    $   --        $ --      12,104,960  $505   $108,354    $  (551)    $(49,358)
                   ========  ========   =======       =====     ==========  ====   ========    =======     ========
                       TOTAL
                   SHAREHOLDERS'
                      EQUITY
                   -------------
Balance at
December 31,
1994.............    $ 14,875
Issuance of
Common Stock.....         915
Issuance of
Preferred Stock:
 Series A........         147
 Series C........      14,631
Accrued dividends
on Preferred
Stock............         --
Grant of stock
options..........         --
Non-cash
compensation.....         139
Issuance of
Common Stock
Warrants.........       2,428
Net loss.........     (11,627)
                   -------------
Balance at
December 31,
1995.............      21,508
Conversion of
Preferred Stock
to Common Stock
and accrued
dividends........         --
Accrued dividends
on Preferred
Stock............         --
Initial public
offering of
Common Stock.....      50,727
Costs associated
with initial
public offering
of Common Stock..      (2,160)
Grant of stock
options..........         --
Non-cash
compensation
expense..........       1,264
Exercise of stock
options..........          60
Forfeiture of
stock options....         --
Net loss.........      (5,577)
Common Stock
issued in
connection with
acquisitions.....       1,500
                   -------------
Balance at
December 31,
1996.............      67,322
Non-cash
compensation
expense..........         257
Exercise of stock
options..........           7
Common stock
issued in
connection with
acquisitions.....       2,219
Net loss.........     (10,855)
                   -------------
Balance at
December 31,
1997.............    $ 58,950
                   =============

                            See accompanying notes.

                          TRESCOM INTERNATIONAL, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item...................  $(10,855) $ (3,621) $(11,627)
Extraordinary loss on early extinguishment of
 debt............................................       --     (1,956)      --
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..................     6,599     4,928     3,961
  Non-cash interest expense......................       --        431       607
  Non-cash interest expense on note to
   shareholder...................................       --        297       --
  Non-cash compensation..........................       257     1,264       139
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable..........................    (2,118)  (11,770)   (5,511)
    Other current assets.........................     1,045    (2,139)     (943)
    Accounts payable.............................    (2,805)      564    (2,307)
    Accrued network costs........................       (49)    7,911     1,180
    Other accrued expenses.......................      (772)      754    (1,942)
    Deferred revenue and other current
     liabilities.................................    (1,427)    1,513       --
                                                   --------  --------  --------
Net cash used in operating activities............   (10,125)   (1,824)  (16,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..............    (6,914)   (8,086)   (5,637)
Expenditures for line installations..............      (577)     (144)     (418)
Cash paid for purchases of businesses, net.......    (1,201)     (522)      --
                                                   --------  --------  --------
Net cash used in investing activities............    (8,692)   (8,752)   (6,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock.......       --     50,727       915
Costs relating to initial public offering........       --     (2,160)      --
Proceeds from the issuance of preferred stock....       --        --     14,778
Proceeds from debt...............................       --        --      7,572
Proceeds from issuance of warrants associated
 with debt.......................................       --        --      2,428
Proceeds from revolving credit agreement, net....    15,645       --        --
Payment of loan acquisition costs................      (482)      (86)     (533)
Repayment of cash overdraft......................       --        --       (382)
Repayment of revolving credit facility...........       --    (24,173)      --
Repayment of sellers' note.......................       --     (1,000)      --
Repayment of notes payable to stockholder........       --     (8,476)      --
Repayment of debt................................       (15)      (18)      (27)
Proceeds from stock option exercise..............         7        60       --
Principal payments on capital lease obligations..      (877)     (330)     (201)
                                                   --------  --------  --------
Net cash provided by financing activities........    14,278    14,544    24,550
                                                   --------  --------  --------
Net change in cash and cash equivalents..........    (4,539)    3,968     2,052
Cash and cash equivalents at beginning of period.     6,020     2,052       --
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $  1,481  $  6,020  $  2,052
                                                   ========  ========  ========
Interest paid....................................  $    806  $  1,352  $  2,257
                                                   ========  ========  ========
Capital lease obligations incurred...............  $  1,156  $  4,310  $    --
                                                   ========  ========  ========

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

  TresCom is a facilities based long distance telecommunications carrier focused on international long distance traffic. The Company offers telecommunications services, including direct dial "1 plus" and toll-free long distance, calling and debit cards, international toll-free service, 24-hour bilingual operator services, intra-island local service in Puerto Rico, private lines, frame relay, international inbound service, international country to country calling services and international callthrough from selected markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair market value.

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation and amortization is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

     Transmission and communications equipment.................... 3 to 20 years
     Furniture, fixtures and other................................ 3 to  7 years

  The costs of software and software upgrades purchased for internal use are capitalized. Significant capital projects are constantly being initiated as the Company continues to expand its network. Beginning in 1996, a substantial amount of employee time was required to properly plan, install, test and certify the equipment associated with these projects. In connection with these projects, the Company capitalized $1,229 and $1,450 in direct and indirect employee costs during 1997 and 1996, respectively.

 Change in Accounting Estimate

  During the first quarter of 1997, the Company changed the estimated useful life of fiber optic undersea cables from 10 to 20 years to conform to the predominant industry standard. The change in depreciation expense associated with the revised estimated useful life of fiber optic undersea cables was approximately $120 for 1997.

 Advertising

  Pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, "Reporting on Advertising Costs," the Company expenses advertising costs as incurred except for direct-

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) response advertising costs, which are capitalized and amortized over the expected period of future benefit. Direct-response advertising programs were implemented during 1996 and consist of fees paid to various telemarketing entities and internal costs of performing telemarketing activities. The capitalized costs are amortized over a nine month period beginning in the month revenues associated with those costs are first generated.

  At December 31, 1997 and 1996, advertising costs totaling $770 and $1,390, respectively, were recorded as other current assets. Advertising expense for the years ended December 31, 1997, 1996 and 1995 were $4,865, $2,047 and $1,359, respectively.

 Other Assets

  The excess of cost over net assets of businesses acquired represents the excess of the consideration paid over the fair value of the net assets acquired and is amortized on a straight-line basis over 35 years. Customer bases are recorded based on the estimated value of the customer bases acquired in the acquisition of businesses and are amortized on a straight-line basis over periods ranging from three to seven years.

  Other assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

  Legal expenses and other direct costs incurred in connection with obtaining financing agreements are deferred and amortized over the life of the financing agreements. Such capitalized costs amounted to $482 and $86 during the years ended December 31, 1997 and 1996, respectively. Accumulated amortization of deferred financing costs was $133 and $10 at December 31, 1997 and 1996, respectively.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenues

  Revenues are derived primarily from the provision of long distance telecommunications services and are recognized when the services are provided. In 1997, the Company recognized $543 of revenue from the sale of excess Indefeasible Rights of Use ("IRU") on undersea digital fiber optic transmission cables.

 Cost of Services

  Cost of services include payments to local exchange carriers ("LECs"), interexchange carriers, post, telegraph and telephone organizations ("PTTs") and telecommunications administrations ("TAs") primarily for access and transport charges.

 Concentrations of Credit Risk and Major Customers

  The Company derives a majority of its operating revenues from wholesale customers as well as commercial customers in Florida, New York, St. Thomas and Puerto Rico. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. In situations

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) where the Company deems appropriate, prepayment and/or cash deposits or letters of credit are required for the provision of services.

 Income Taxes

  The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

 New Accounting Pronouncements

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The adoption of SFAS 121 did not have any effect on the financial statements. In 1996, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (See Note 5).

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (see Note 13). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

  Comparative net loss per share data have been restated for prior periods. In connection therewith, common stock, options and warrants issued within one year prior to the original filing of the Company's initial public offering (the "IPO") at prices below the IPO price, which had previously been considered outstanding for all periods presented even though antidilutive, have been reflected in the computations of basic and diluted net loss per share in accordance with Statement of Financial Accounting Standards No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, issued February 3, 1998. Such common stock has been treated as outstanding only since issuance, and options and warrants have been excluded from the computations as they are considered antidilutive.

  In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which are both effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of SFAS 130 and SFAS 131 will not have a material adverse effect on the Company's consolidated financial statements.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with current year presentation.

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. LONG-TERM OBLIGATIONS

  A summary of long-term obligations is as follows:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Revolving Credit Agreement
    Interest payable monthly at rates based upon the lender's
    commercial lending rate plus .50% (8.75% at December 31,
    1997), maturing in July 2002................................ $15,645 $  --
   Loans payable to the Small Business Administration,
    bearing interest at 4%, due in monthly principal and
    interest payments of $3 through February 2015,
    collateralized by a security agreement covering certain
    assets .....................................................     401    416
   Capital leases bearing interest at rates ranging from 9% to
    11% and payable in monthly installments totaling $129.......   4,645  4,366
                                                                 ------- ------
                                                                  20,691  4,782
   Less amounts due within one year.............................   1,098    817
                                                                 ------- ------
                                                                 $19,593 $3,965
                                                                 ======= ======

  In November 1994, a wholly-owned subsidiary of the Company obtained from a bank a revolving credit facility (the "Bank Facility") with an aggregate commitment of $27,000, which expired on June 30, 1996. On February 16, 1996, the Company repaid all outstanding amounts borrowed under the Bank Facility. Extraordinary expense of $432 was recognized to write-off the remaining deferred financing costs associated with the Bank Facility.

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

  In October and November 1995, the Company borrowed $7,000 and $3,000, respectively, under one-year notes bearing interest at 12% compounded quarterly from a major shareholder of the Company. In connection with these notes, the Company issued warrants to purchase 358,034 shares of Common Stock at an exercise price of $0.42 per share. The warrants are exercisable immediately and expire on October 2, 2007. Of the $10,000 in borrowings, approximately $2,400 has been allocated to the value of the warrants. On February 14, 1996, the Company repaid the entire balance relating to the notes. Accordingly, extraordinary interest expense in the amount of $1,524 was recognized in the first quarter of 1996.

  During the third quarter of 1996, the Company established a relationship with a commercial bank to provide asset financing. The Company utilized approximately $4,310 in the fourth quarter of 1996 for capital projects. An additional $1,156 was utilized in the second quarter of 1997.

  During the fourth quarter of 1996, the Company established a $5,000 line of credit with a commercial bank (the "Credit Facility") secured by certain accounts receivable. The Credit Facility, as amended on March 27, 1997, contained standard debt covenants relating to financial position and performance, as well as restrictions on the declaration and payment of dividends. Through July 31, 1997, the Company was either in compliance or received waivers with respect to all covenants under the Credit Facility.

  On July 31, 1997, the Company entered into a Revolving Credit Agreement secured by the Company's accounts receivable and certain intangible assets. The maximum borrowing under this agreement is $25,000; however, the amount available to be borrowed is based upon the Company's pledged accounts receivable and intangible assets.

  On July 31, 1997, all borrowings under the Credit Facility were repaid in full with borrowings under the Revolving Credit Agreement and the Credit Facility was terminated. As of December 31, 1997, availability under the Revolving Credit Agreement was approximately $19,702, of which $15,645 (including approximately $600 of letters of credit) had been utilized. At December 31, 1997, the Company was in compliance with all covenants under the Revolving Credit Agreement.

  Principal payments on all debt obligations are:

       1998............................................................ $    17
       1999............................................................      17
       2000............................................................      18
       2001............................................................      19
       2002............................................................      20
       Thereafter......................................................     310
       Revolving Credit Agreement......................................  15,645
                                                                        -------
         Total......................................................... $16,046
                                                                        =======

4. LEASE OBLIGATIONS

  The Company occupies office facilities and leases certain equipment and software under noncancelable operating leases. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $ 1,703, $1,421 and $1,341,
respectively.

  During the years ended December 31, 1997 and 1996, the Company acquired communication equipment of approximately $1,156 and $4,310, respectively, under capital lease obligations. Asset balances for property acquired under capital leases consist of:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Transmission and communication equipment................... $5,871  $4,715
     Furniture, fixtures and other..............................    213     270
                                                                 ------  ------
                                                                  6,084   4,985
     Accumulated depreciation...................................   (916)   (311)
                                                                 ------  ------
                                                                 $5,168  $4,674
                                                                 ======  ======

  Depreciation expense associated with assets acquired under capital leases is included with depreciation and amortization expense on the Statements of Operations. The present value of minimum capital lease payments are included in the balance sheet as a part of long-term obligations. Future minimum lease payments for all noncancelable leases at December 31, 1997 are:

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       CAPITAL OPERATING
                                                       LEASES   LEASES   TOTAL
                                                       ------- --------- ------
   1998............................................... $1,637   $1,168   $2,805
   1999...............................................  1,471      915    2,386
   2000...............................................  1,419      731    2,150
   2001...............................................  1,073      566    1,639
   2002...............................................     90      507      597
   Thereafter.........................................    --       138      138
                                                       ------   ------   ------
   Total future minimum lease payments................  5,690   $4,025   $9,715
                                                                ======   ======
   Less amounts representing interest.................  1,045
                                                       ------
   Present value of net minimum lease payments........ $4,645
                                                       ======

5. CAPITALIZATION

 Preferred Stock

  The Board of Directors of the Company is authorized to issue up to one million shares of preferred stock, par value $.01 per share (the "Preferred Stock"), in one or more series and to fix the powers, voting rights, designations and preferences of each series.

 Common Stock

  On February 13, 1996, the Company sold 4,545,455 shares of its Common Stock at $12 per share in its IPO. The net proceeds of this sale were approximately $48,600. The net proceeds were used to retire debt and accrued interest of approximately $35,800.

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

  Options generally vest as to 20% on the first anniversary of the vesting commencement date or grant date and as to an additional 20% on each anniversary thereafter. All options expire on the tenth anniversary of the grant date, unless sooner terminated under the terms of the stock option plan. In the event of certain changes in control of the Company, all options become fully vested.

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  The following table summarizes all options activity for the years ended December 31, 1995, 1996 and 1997:

                                                                        WEIGHTED
                                                  NUMBER OF             AVERAGE
                                                   OPTIONS  EXERCISABLE EXERCISE
                                                   GRANTED    OPTIONS    PRICE
                                                  --------- ----------- --------
   Outstanding as of December 31, 1994...........  110,840               $0.42
   Canceled......................................  110,840                0.42
   Granted.......................................  484,955                0.42
   Forfeited.....................................   12,749                0.42
                                                   -------    -------    -----
   Outstanding as of December 31, 1995...........  472,206     19,826     0.42
   Canceled......................................  220,622                0.42
   Granted.......................................  534,119               12.53
   Forfeited.....................................  147,452               10.82
   Exercised.....................................  141,988                0.42
                                                   -------    -------    -----
   Outstanding as of December 31, 1996...........  496,263     23,713    10.37
   Canceled......................................    2,000                7.50
   Granted.......................................  447,000                7.76
   Forfeited.....................................   61,790                9.48
   Exercised.....................................   16,769                0.42
                                                   -------    -------    -----
   Outstanding as of December 31, 1997...........  862,704    103,733    $9.28
                                                   =======    =======    =====

  The following table summarizes options at December 31, 1997:

                                                                    OPTIONS
                                     OPTIONS OUTSTANDING          EXERCISABLE
                                ------------------------------  ----------------
                                          WEIGHTED  WEIGHTED            WEIGHTED
                                          AVERAGE    AVERAGE    NUMBER  AVERAGE
                                NUMBER OF EXERCISE CONTRACTUAL    OF    EXERCISE
   RANGE OF EXERCISE PRICE       OPTIONS   PRICE   LIFE (YEARS) OPTIONS  PRICE
   -----------------------      --------- -------- -----------  ------- --------
    $0.42.....................    75,585   $ 0.42     7.66      24,309   $ 0.42
     12.00--17.63.............   372,119    12.76     8.26      74,424    12.00
     7.50--12.00..............   415,000     7.76     9.13       5,000    12.00

  Non-cash compensation expense was recorded over the vesting period of the options. Accordingly, $257, $1,264 and $139 of non-cash compensation expense was recorded in the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock option plan and, accordingly, compensation cost is recognized in the consolidated statements of operations for the stock option plan to the extent the options are granted at prices below fair market value. The Company adopted SFAS 123, which requires certain disclosures about stock-based employee compensation arrangements. SFAS 123 requires pro forma disclosure of the impact on net income and earnings per share if the fair value method defined in SFAS 123 had been used. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions: a risk-free interest rate of 6.1%; a dividend yield of 0%; a volatility factor of the expected market price of the Common Stock of 1.207 for options granted during 1997 and .729 for options granted during 1996 and 1995, and an expected life of five years.

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  The weighted average grant date fair value of options granted in 1997, 1996 and 1995 is $6.46, $7.88 and $10.50 per share, respectively. The options granted during 1995 had exercise prices below market value and the options granted during 1997 and 1996 had exercise prices at or above fair market value.

  For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The SFAS 123 pro-forma information is as follows:

                                                     1997     1996      1995
                                                   --------  -------  --------
   Pro forma net loss............................. $(12,583) $(5,713) $(11,627)
   Pro forma basic and diluted loss per share.....    (1.06)   (0.60)    (5.29)

6. INCOME TAXES

   The significant components of the Company's deferred tax assets and liabilities are:

                                                           DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
   Deferred tax assets
     Allowance for bad debts.......................  $  3,251  $ 2,975  $ 1,139
     Net operating loss carry-forward..............    12,256    6,229    6,311
     Accruals......................................       218      566      279
     Depreciation and amortization.................       --       101      873
     Other.........................................        15       11      270
     Valuation allowance...........................   (14,053)  (8,479)  (8,793)
                                                     --------  -------  -------
                                                        1,687    1,403       79
   Deferred tax liabilities
     Depreciation and amortization.................    (1,558)     --       --
     Acquisition basis differences.................      (129)  (1,403)     (79)
                                                     --------  -------  -------
                                                     $    --   $   --   $   --
                                                     ========  =======  =======

  The net change in the Company's valuation allowance was $5,574, $(314) and $3,056 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  The reconciliation of income tax attributable to operations computed at the U.S. federal statutory rates to income tax expense is:

                                                          DECEMBER 31,
                                                        ---------------------
                                                        1997    1996    1995
                                                        -----   -----   -----
   Tax at U.S. statutory rate.......................... (34.0)% (34.0)% (34.0)%
   State taxes, net of federal benefit.................  (3.6)   (2.0)   (2.0)
   Amortization of excess of cost over net assets of
    businesses acquired................................   3.8     6.5     2.7
   Foreign tax rate differences........................   2.0     7.1     3.7
   Unrecognized benefit of net operating loss..........  31.8    22.4    29.6
                                                        -----   -----   -----
                                                          --      --      --
                                                        =====   =====   =====

  At December 31, 1997, the Company has U.S. and foreign net operating loss carryforwards for tax purposes of $24,335 and $12,354, respectively. These net operating loss carryforwards expire in the years 1997 through 2012.

7. RETIREMENT PLAN

  The Company maintains the TresCom 401(k) Savings and Retirement Plan for all U.S. and U.S.V.I. subsidiaries and the TresCom 165(e) Savings and Retirement Plan for the Puerto Rican subsidiary. Employees age 21 or older are eligible to participate six months after their date of hire and to elect to defer a percentage of his/her salary. The Company has the discretion to make contributions to the TresCom 401(k) Savings and Retirement Plan and TresCom 165(e) Saving and Retirement Plan. In 1996, 25,000 shares of stock in the Company were authorized as retirement plan contributions. In 1997 and 1996, 4,439 and 2,065 shares, respectively, were allocated to the TresCom 401(k) Savings and Retirement Plan and the TresCom 165(e) Savings and Retirement Plan for aggregate amounts of approximately $31 and $16, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

  The Company has commitments under various types of agreements for the purchase of property and equipment to continue expansion of its network. Portions of such agreements not completed at year end are not reflected in the consolidated financial statements. These commitments were approximately $1,000 at year end 1997.

9. SETTLEMENTS

  In the past, the Company incurred some significant charges as a result of disputes with carriers. These charges amounted to $4,100 and $900 in the first and second quarter of 1995, respectively. In addition, significant losses resulting from settlements with customers totaled $4,069 during the first quarter of 1995.

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
10. FINANCIAL INSTRUMENTS

  The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate the respective fair values due to the short nature of these items. The fair values for long-term obligations at December 31, are as follows:

                                                        1997           1996
                                                   -------------- --------------
                                                   CARRYING FAIR  CARRYING FAIR
                                                    VALUE   VALUE  VALUE   VALUE
                                                   -------- ----- -------- -----
   Loans payable to the Small Business
    Administration................................   $401   $323    $416   $335
                                                     ====   ====    ====   ====

  The fair values of all other long-term obligations approximate the carrying values and are therefore not disclosed.


11. RELATED PARTY TRANSACTIONS

  During 1996, an affiliate of a major shareholder of the Company owned approximately 20% of LCI International, Inc. ("LCI"). The Company buys network services from and provides network services to LCI. At December 31, 1996, the net amount due to LCI was $1,935. During 1996, $7,140 of services were provided and $5,453 were used. During 1997, the affiliate of the Company's major shareholder reduced their ownership stake to an insignificant percentage.

  In December 1996, the Company acquired 100% of the common stock of Intex Telecommunications, Inc. from LCI. The purchase price consideration was 394,095 shares of Common Stock.

12. NATURAL DISASTER

  On September 16, 1995, Hurricane Marilyn damaged the island of St. Thomas where the Company has significant operations. The Company's Property and Business Interruption Insurance covered a significant portion of the damages to equipment and certain losses from operations. At September 30, 1995, the Company estimated its exposure relating to the hurricane to be $2,500. Based on visits to the affected area, review of accounts receivable and actual settlements with customers, management revised its estimate of losses resulting from the hurricane to $1,717. Accordingly, the net loss for the quarter ended December 31, 1996 included this change in estimate of $783.

                          TRESCOM INTERNATIONAL, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
13. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                1997        1996       1995
                                             ----------  ----------  ---------
Numerator:
  Loss before extraordinary item............ $  (10,855) $   (3,621) $ (11,627)
  Extraordinary loss on early extinguishment
   of debt..................................        --        1,956        --
                                             ----------  ----------  ---------
  Net loss..................................    (10,855)     (5,577)   (11,627)
  Preferred stock dividends.................        --          690      4,877
                                             ----------  ----------  ---------
  Numerator for basic and diluted earnings
   per share--net loss applicable to common
   stock.................................... $  (10,855) $   (6,267) $ (16,504)
                                             ==========  ==========  =========
Denominator:
  Denominator for basic and diluted earnings
   per share--weighted average shares....... 11,890,047  10,671,096  3,119,590
                                             ==========  ==========  =========
Basic and diluted per share data:
  Loss before extraordinary item............ $    (0.91) $    (0.41) $   (5.29)
  Extraordinary item........................        --        (0.18)       --
                                             ----------  ----------  ---------
  Net loss per share of common stock ....... $    (0.91) $    (0.59) $   (5.29)
                                             ==========  ==========  =========

  The earnings per share amounts in the above table have been calculated in compliance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further information regarding earnings per share and capitalization of the Company, see Notes 2 and 5.

14. SUBSEQUENT EVENTS

  In February 1998, the Company entered into a definitive Agreement and Plan of Merger with Primus Telecommunications Group, Inc. ("Primus") and Taurus Acquisition Corporation, a wholly-owned subsidiary of Primus ("Taurus"). Pursuant to the terms of the Agreement and Plan of Merger, it is contemplated that Taurus will merge with and into TresCom, that TresCom will be the surviving corporation and that Primus will acquire 100% of the issued and outstanding shares of TresCom Common Stock. The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both Primus's and the Company's shareholders and certain regulatory authorities.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TresCom International, Inc.

  We have audited the consolidated financial statements of TresCom International, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended
December 31, 1997, and have issued our report thereon dated February 27, 1998 (included in this Annual Report on Form 10-K). Our audit also included the financial statement schedule of the Company listed in Item 8 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Atlanta, Georgia
February 27, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          TRESCOM INTERNATIONAL, INC.
                                 (IN THOUSANDS)

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO             BALANCE AT
                         BEGINNING  COSTS AND    OTHER                  END OF
      DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS    PERIOD
------------------------ ---------- ---------- ---------- ----------  ----------
Year ended December 31,
 1997:
Reserve and allowance
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............   $7,588     $4,159      $500(1)   $4,098(3)   $8,149
  Valuation allowance
   for deferred taxes...    8,479      5,574       --          --       14,053
Year ended December 31,
 1996:
Reserve and allowance
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............    4,140      5,036       --        1,588(3)    7,588
  Valuation allowance
   for deferred taxes...    8,793        --        --          314(2)    8,479
Year ended December 31,
 1995:
Reserve and allowance
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............    3,761      1,791       700(4)    2,112(3)    4,140
  Valuation allowance
   for deferred taxes...    5,737      3,056       --          --        8,793

--------

(1) In connection with acquisitions.

(2) Change in deferred taxes.

(3) Write-off of uncollectible accounts.

(4) Uncollectible accounts in U.S. Virgin Islands resulting from Hurricane Marilyn.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The number of directors of the Company, as determined by the Board of Directors, is seven. The Board of Directors of the Company consists of three classes: Class I, Class II and Class III, as nearly equal in number as possible. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold offices until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired or otherwise left office. In accordance with the Company's Articles of Incorporation, Class I directors are to be elected at the 1999 Annual Meeting of Shareholders, Class II directors are to be elected at the 2000 Annual Meeting of Shareholders and Class III directors are to be elected the 1998 Annual Meeting of Shareholders. See "Item 13. Certain Relationships and Related Transactions."

  The following table sets forth certain information concerning the directors and executive officers of the Company as of March 2, 1998:

   NAME                          AGE POSITION
   ----                          --- --------
                                     President, Chief Executive Officer and
   Wesley T. O'Brien...........   42  Director, Class I
                                     Chief Operating Officer and Director,
   Rudolph McGlashan...........   45  Class II
   Douglas M. Karp.............   42 Director, Class I
   Henry Kressel, Ph.D.........   64 Director, Class II
   Helen Seltzer...............   51 Director, Class II
   Gary D. Nusbaum.............   31 Director, Class III
   Read McNamara...............   50 Director, Class III

  WESLEY T. O'BRIEN has served as Chief Executive Officer and a director of the Company since January 1996 and has served as President of the Company since October 1995. Prior to joining the Company, Mr. O'Brien held several positions with MCI, including Vice President of MCI's Small Business Division from July 1992 to September 1995 and Director of Product Marketing and Sales from November 1987 to July 1992. Mr. O'Brien has over 14 years of experience in the telecommunications industry.

  RUDOLPH MCGLASHAN, a co-founder of the Company, has served as Chief Operating Officer of the Company since its formation in December 1993 and as a director of the Company since August 1995. Prior to joining the Company, Mr. McGlashan was Vice President of Network Engineering and Operations of LDDS Communications, Inc. (a predecessor to WorldCom, Inc.) from April 1992 to October 1993. From May 1989 to April 1992, Mr. McGlashan was Senior Vice President of Advanced Telecommunications Corporation. Mr. McGlashan has over 26 years of experience in the telecommunications industry.

  DOUGLAS M. KARP has served as a director of the Company since December 1994. Mr. Karp has been a Managing Director of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc, including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of LCI International, Inc., TV Filme, Inc., Journal Register Company and several privately held companies.

  HENRY KRESSEL, Ph.D. has served as a director of the Company since its formation in December 1993. Dr. Kressel has been a Managing Director of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since 1985. Prior to joining E.M. Warburg, Pincus & Co., LLC, Dr. Kressel spent 20 years at RCA Laboratories, where he became a Staff Vice President. Dr. Kressel is a director of Level One Communications Inc., Nova Information Systems, Inc., IA Corporation and several privately held companies.

  HELEN SELTZER has served as a director of the Company since April 1996. Ms. Seltzer has been the Senior Vice President of Product Marketing of BDM International, Inc. since March 1996. Prior to joining BDM International Inc., Ms. Seltzer was the Vice President of Marketing/Sales Access Services of Bell Atlantic from August 1993 to March 1996. Ms. Seltzer was Director, Product Marketing of MCI from 1990 to July 1993.

  GARY D. NUSBAUM has served as a director of the Company since October 1995. Mr. Nusbaum has been a Managing Director of E.M. Warburg, Pincus & Co., LLC since January 1997. From January 1995 to December 1996, Mr. Nusbaum was a Vice President of Warburg, Pincus Ventures, Inc. and from September 1989 to December 1994, was an associate at Warburg, Pincus Ventures, Inc.

  READ MCNAMARA has served as a director of the Company since April 1996. Mr. McNamara has been the President, Latin American Division of Bausch & Lomb since September 1996. From January 1996 to September 1996, Mr. McNamara was an independent consultant. From December 1994 to January 1996, Mr. McNamara was the President, International of Paging Network, Inc. Prior to joining Paging Network, Inc., Mr. McNamara was Senior Vice President, International of Revlon, Inc. from December 1992 to November 1994 and Vice President, International of Revlon, Inc. from December 1991 to December 1992. Mr. McNamara was Vice President, International Business of ConAgra-Frozen Foods, a subsidiary of ConAgra, Inc., from November 1990 to November 1991.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the NNM. Directors, certain officers and greater than 10% shareholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based solely upon the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth information concerning compensation awarded to, earned by or paid to, any person serving as the Company's Chief Executive Officer or acting in a similar capacity during fiscal 1997, 1996 and 1995 and the Company's other most highly compensated executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Executives"), for services rendered to the Company in all capacities during such fiscal years.

                          SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                     ANNUAL COMPENSATION                  AWARDS
                              ---------------------------------------- ------------
                                                                        SECURITIES
NAME AND PRINCIPAL             SALARY      BONUS        OTHER ANNUAL    UNDERLYING
POSITION                 YEAR   ($)         ($)       COMPENSATION (1) OPTIONS (#)
------------------       ---- --------    --------    ---------------- ------------
Wesley T. O'Brien....... 1997 $231,000    $107,750        $    --         50,000
 President and Chief     1996  220,000     139,800(2)      157,312        90,119
 Executive Officer       1995   55,361      72,000(5)        3,088        43,422
Rudolph McGlashan....... 1997  195,000      39,800             --         35,000
 Chief Operating Officer 1996  195,000      49,600(2)          --         40,000
                         1995  185,577      25,000(5)          --         75,827(6)
William A. Paquin....... 1997  160,000(3)   23,000             --         35,000
 Chief Financial Officer 1996  104,000(4)   44,600(2)       42,424       100,000

--------
(1) The amounts reported in this column for 1996 for Messrs. O'Brien and Paquin reflect selling and relocation expenses and the related tax gross ups. The aggregate value of the perquisites and other personal benefits received by Mr. McGlashan during 1997 and 1996 has not been reflected because the amount was below the Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus).

(2) Includes $40,000 paid to Mr. O'Brien pursuant to the terms of his 1995 employment agreement and $38,500 paid to Mr. O'Brien, $14,300 paid to Mr. McGlashan and $14,300 paid to Mr. Paquin during 1997 which relate to the Company's performance in the third and fourth quarters of 1996. Such amounts were not included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders because such amounts had not been determined at the time of mailing of such Proxy Statement.

(3) Includes salary continuation payments made by the Company from December 15, 1997 through December 31, 1997 in connection with Mr. Paquin's separation from the Company. See "--Employment and Severance Agreements."

(4) Mr. Paquin began his employment with the Company as Chief Financial Officer in April 1996.

(5) Includes $22,000 paid to Mr. O'Brien and $15,000 paid to Mr. McGlashan during 1996 which relates to the Company's performance in the fourth quarter of 1995. Such amounts were not included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders because such amounts had not been determined at the time of mailing of such Proxy Statement.

(6) These options were granted to Mr. McGlashan in exchange for options cancelled in August 1995.

STOCK OPTION GRANTS

  The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1997 to each of the Named Executives. No stock appreciation rights were granted during 1997.

                             OPTION GRANTS IN 1997

                                                                            POTENTIAL
                                                                        REALIZABLE VALUE
                                       INDIVIDUAL GRANTS                AT ASSUMED ANNUAL
                         ----------------------------------------------  RATES OF STOCK
                          NUMBER OF   PERCENT OF                              PRICE
                         SECURITIES  TOTAL OPTIONS                      APPRECIATION FOR
                         UNDERLYING   GRANTED TO   EXERCISE               OPTION TERM(2)
                           OPTIONS   EMPLOYEES IN   PRICE    EXPIRATION -----------------
NAME                     GRANTED (#)    1997(1)    ($/SHARE)    DATE       (5%)    (10%)
----                     ----------- ------------- --------  ---------- -------- --------
Wesley T. O'Brien (3)...   50,000        11.2%      $7.50     02/07/07  $235,835 $597,653
Rudolph McGlashan (3)...   35,000         7.8        7.50     02/07/07   165,085  418,357
William A. Paquin (3)...   35,000         7.8        7.50     02/07/07   165,085  418,357

--------
(1) The Company granted options to purchase a total of 447,000 shares of Common Stock during 1997.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(3) Options granted in 1997 vest as to 20% on the first anniversary of the date of grant and as to an additional 20% on each anniversary thereafter. All options expire on the tenth anniversary of the grant date, unless sooner terminated under the terms of the Stock Option Plan (as hereinafter defined). In the event of a Change in Control (as hereinafter defined) of the Company, all options become fully vested. See "--Second Amended and Restated 1994 Stock Option Plan."

OPTION EXERCISES AND YEAR-END VALUE TABLE

  The following table sets forth information regarding option exercises and the number and year-end value of unexercised options held by each of the Named Executives. No stock appreciation rights were exercised by the Named Executives during 1997.

   AGGREGATE OPTION EXERCISES IN FISCAL 1997 AND FISCAL 1997 YEAR-END OPTION
                                    VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                           SHARES                    OPTIONS AT FISCAL        "IN-THE-MONEY" OPTIONS
                         ACQUIRED ON    VALUE           YEAR-END(#)           AT FISCAL YEAR-END($)
NAME                     EXERCISE(#) REALIZED(1) EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE(2)
----                     ----------- ----------- ------------------------- ----------------------------
Wesley T. O'Brien.......      --       $   --         40,065/135,122            $145,029/$ 85,718
Rudolph McGlashan.......   15,165       97,890         8,000/ 97,322                   0/ 199,585
William A. Paquin.......      --           --         20,000/115,000                   0/       0

--------
(1) The figures presented in this column have been calculated based upon the difference between the fair market value of each stock option on the date of exercise and its exercise price.

(2) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $7.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997 and the exercise price of the option, multiplied by the applicable number of options.

EMPLOYMENT AND SEVERANCE AGREEMENTS

  On February 22, 1994, the Company entered into an employment agreement with Rudolph McGlashan, pursuant to which Mr. McGlashan agreed to serve full time as Chief Operating Officer of the Company until February 22, 1999, unless earlier terminated in accordance with the terms of the agreement. The annual base salary under such agreement is reviewed annually, but may not be less than $175,000 per annum. In 1997, Mr. McGlashan's salary was $195,000. In addition, Mr. McGlashan is eligible to receive quarterly bonus payments in amounts to be determined by the Compensation Committee based on the financial performance of the Company in relation to the then-current annual operating plan of the Company. Such bonus, however, may not exceed 35% of base salary in any fiscal year. Pursuant to his employment agreement, if Mr. McGlashan is terminated for "cause" (as defined therein), the Company is required to pay Mr. McGlashan, within ten days following such termination, any unpaid base salary and bonus, accrued through the date of termination. If the Company terminates Mr. McGlashan's employment without cause, and, at such time certain performance standards were met, the Company is required to pay Mr. McGlashan any unpaid base salary and bonus accrued through the date of termination, plus an additional amount equal to unpaid base salary for the balance of the term. The Company is required to pay Mr. McGlashan such amounts within ten days following a termination without cause, but can, at its option, pay the additional amounts in equal monthly installments over the 12-month period following the date of termination. The Company also may terminate Mr. McGlashan's employment agreement for non-performance (as defined therein) and upon his death or disability (as defined therein) with specified payment obligations in each instance.

  On February 15, 1997, the Company entered into an amended and restated employment agreement with Wesley T. O'Brien, which agreement amended and restated Mr. O'Brien's original employment agreement dated October 1, 1995. Pursuant to his amended and restated employment agreement, Mr. O'Brien agreed to continue to serve full time as President and Chief Executive Officer of the Company until June 15, 1999, unless earlier terminated in accordance with the terms of such agreement. The annual base salary under such agreement is reviewed annually, but may not be less than $231,000 per annum. In addition, Mr. O'Brien is eligible to receive an annual bonus equal to 40% of his base salary to be determined by the Compensation Committee based on the financial and operating performance of the Company. The Compensation Committee may, in its sole discretion, award additional bonuses to Mr. O'Brien on any other basis as it deems appropriate from time to time. Pursuant to his employment agreement, if Mr. O'Brien is terminated for "cause" (as defined therein), the Company is required to pay Mr. O'Brien, within ten days following such termination, any unpaid base salary through the date of termination. If the Company terminates Mr. O'Brien's employment without cause, and, at such time certain performance standards were met, the Company is required to pay Mr. O'Brien any unpaid base salary and bonus accrued through the date of termination, subject also to any bonus which may be payable to Mr. O'Brien pursuant to his amended employment agreement discussed below, plus an additional amount equal to unpaid base salary for the balance of the term. The Company may also terminate Mr. O'Brien's employment agreement for non-performance (as defined therein) and upon his death or disability (as defined therein) with specified payment obligations in each instance.

  On November 20, 1997, TresCom's Compensation Committee approved, and the Company subsequently entered into, an amendment to the employment agreement of Mr. O'Brien, which provided for a special bonus in order to induce Mr. O'Brien to remain employed with TresCom while it explored various strategic alternatives and with a corporate successor, if so desired by the successor. Subject to certain federal tax limitations, the amount of the special bonus is $1.5 million and is payable over the course of two years from the date a Change in Control (as defined in the employment agreement) is consummated; provided, however, if a corporate successor elects not to employ Mr. O'Brien, such bonus shall be payable at the closing for such Change in Control or within 15 business days after public notice of the Change in Control if no closing is required. In addition, Mr. O'Brien's amended employment agreement provides that he may terminate his employment agreement for "Good Reason," in which event the Company is required to pay Mr. O'Brien (i) any unpaid base salary and bonus accrued through the date of termination, (ii) an additional amount equal to unpaid base salary for the balance of the term and (iii) any unpaid amount of the special bonus. For purposes of Mr. O'Brien's employment agreement, "Good Reason" means the occurrence, without Mr. O'Brien's express written consent, of any of the following circumstances following a Change in
Control: (A) if Mr. O'Brien is requested to execute a new employment contract by a corporate successor to TresCom, the failure of Mr. O'Brien to obtain an agreement in form and substance reasonably satisfactory to him from such successor to provide employment to Mr. O'Brien in the capacity of a senior executive, at his then current base salary, for a period of at least two years from the date of the Change in Control; (B) the failure of Mr. O'Brien to continue to be retained as an employee in a senior executive position; (C) a reduction by the Company or a corporate successor in Mr. O'Brien's base salary; or (D) a relocation of Mr. O'Brien's office to a location more than 50 miles from the current executive office of the Company and a failure to make Mr. O'Brien whole for all losses and costs reasonably incurred in connection with the relocation, including, but not limited to, moving expenses, forfeited bonds, fees or escrows to clubs or other organizations and losses from the sale of Mr. O'Brien's personal residence.

  Each of Messrs. McGlashan's and O'Brien's employment agreement provides that the executive will not, for certain specified periods, without the prior written consent of the Company, directly or indirectly conduct or engage in or be associated with any person or entity which conducts or engages in the telecommunications business in any geographic areas in which the Company or any of its subsidiaries is then so engaged in business or proposes to engage in business in accordance with its then-current strategic plan. Each of the employment agreements also provides that the executives may not interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company or any of its subsidiaries and their customers, suppliers, lessors, lessees or employees.

  Effective December 15, 1997, Mr. Paquin resigned as Chief Financial Officer of the Company. In connection with such resignation, the Company entered into an agreement with Mr. Paquin pursuant to which the Company agreed to (i) continue Mr. Paquin's base salary until June 1998 at the annual rate then in effect, (ii) reimburse him for unpaid business expenses and certain other specified expenses and (iii) permit the continued vesting of his options through the end of such period.

SECOND AMENDED AND RESTATED 1994 STOCK OPTION PLAN

  In February 1997, the Board of Directors of the Company adopted the Second Amended and Restated 1994 Stock Option Plan (the "Stock Option Plan"), which provides for the grant to officers, key employees, consultants and directors of the Company of both "incentive stock options" within the meaning of Section 422 of the Code and stock options that are non-qualified for federal income tax purposes. The total number of shares of Common Stock for which options may be granted pursuant to the Stock Option Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Stock Option Plan is currently administered by the Compensation Committee. The Compensation Committee determines, among other things, which officers, employees, consultants and directors will receive options under the plan, the time when options will be granted, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the time or times when the options will become exercisable (subject to early vesting in the event of a Change in Control), and, subject to certain conditions discussed below, the option price and duration of the options. Members of the Compensation Committee are not eligible to receive options under the plan.

  The exercise price of incentive stock options is determined by the Compensation Committee, but may not be less than the greater of the fair market value on the date of grant or the par value of the Common Stock and the term of any such option may not exceed ten years from the date of grant. With respect to any participant in the Stock Option Plan who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

  The exercise price of non-qualified stock options is determined by the Compensation Committee on the date of grant, but may not be less than the par value of the Common Stock on the date of grant, and the term of such option may not exceed ten years from the date of grant.

  Payment of the option price may be made by certified or bank cashier's check, by tender of shares of Common Stock then owned by the optionee or by any other means acceptable to the Company. Options granted pursuant to the Stock Option Plan are not transferable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee. With respect to options granted in 1995, the Compensation Committee may, in its discretion, and on terms it considers appropriate, require an optionee, or the executors or administrators of an optionee's estate, to sell back to the Company such options or shares of Common Stock issued upon exercise of such options in the event such optionee's employment with the Company is terminated.

  Pursuant to the terms of the Stock Option Plan, if a "Change in Control" of the Company occurs, all outstanding stock options become vested and fully exercisable. For purposes of the Stock Option Plan, a "Change in Control" is deemed to occur if (A) any "person" as such term is defined in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company or any Company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of Common Stock, of the Company), becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of all classes of the Company's then outstanding voting securities; (B) during any period of two consecutive calendar years individuals who at the beginning of such period constitute the Board, cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the Company's shareholders of each new director was approved by a vote of at least two-thirds ( 2/3) of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved; (C) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation or legal entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 30% of the combined voting power of the Company's then outstanding securities shall not constitute a Change in Control of the Company; or (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets. For purposes of the Stock Option Plan, the Company's merger with Taurus will constitute a Change in Control at the effective time of the Merger.

  The Board of Directors has the right at any time and from time to time to amend or modify the Stock Option Plan, without the consent of the Company's shareholders or optionees; provided, that no such action may adversely affect options previously granted without the optionee's consent, and provided further that no such action, without the approval of the shareholders of the Company, may increase the total number of shares of Common Stock which may be purchased pursuant to options granted under the plan, expand the class of persons eligible to receive grants of options under the plan, decrease the minimum option price, extend the maximum term of options granted under the plan or extend the term of the plan. The expiration date of the Stock Option Plan, after which no option may be granted thereunder, is February 22, 2004.

  The Company has filed with the Commission a Registration Statement on Form S-8 covering the shares of Common Stock underlying options granted under the Stock Option Plan.

COMPENSATION OF DIRECTORS

  Independent non-employee directors receive an annual fee of $10,000, a meeting fee of $1,000 for every board meeting attended and each committee meeting held separately and a $500 fee for each board meeting or committee participated in by telephone. All directors are reimbursed for out-of-pocket expenses. During 1997, two directors were paid $2,500 each as compensation relating to special committee meetings of the Board. Under the Stock Option Plan, the Company may, from time to time and in the discretion of the Board of Directors, grant options to directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of March 16, 1998, by (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company (except as set forth in footnote(1)). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors Which May Affect the Company's Future Results--Proposed Merger."

                                                    AMOUNT AND NATURE
                                                      OF BENEFICIAL   PERCENTAGE
                        NAME                          OWNERSHIP(1)     OF CLASS
                        ----                        ----------------- ----------
   Warburg, Pincus Investors, L.P. (2)(3)
    466 Lexington Avenue
    New York, New York 10017......................      6,319,468        50.5%
   Rockefeller Financial Services
    30 Rockefeller Plaza
    New York, New York 10112......................        929,480         7.4
   Wesley T. O'Brien..............................         30,595          *
   Rudolph McGlashan..............................        220,032         1.8
   William Paquin.................................         12,000          *
   Douglas M. Karp (3)(4).........................      6,319,468        50.5
   Henry Kressel, Ph.D. (3)(4)....................      6,319,468        50.5
   Gary Nusbaum (3)(4)............................      6,319,468        50.5
   Helen Seltzer..................................            200          *
   Read McNamara..................................            200          *
   All executive officers and directors as a group
    (seven persons)...............................      6,570,495        52.5

--------
 * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 2, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name. In connection with the Merger, Primus entered into a Stockholder Agreement with Warburg, Pincus Investors, L.P. ("Warburg, Pincus") and Voting Agreements with Messrs. O'Brien and McGlashan, and has since filed a Schedule 13D with the Commission due to certain limited voting rights relating to the Merger contained in these agreements.

(2) E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("E.M. Warburg"), manages Warburg, Pincus. Warburg, Pincus & Co., a New York general partnership ("WP"), the sole general partner of Warburg, Pincus, has a 20% interest in the profits of Warburg, Pincus as the general partner. Lionel I. Pincus is the managing partner of WP and the managing member of E.M. Warburg and may be deemed to control both WP and E.M. Warburg. The members of E.M. Warburg are substantially the same as the partners of WP. Messrs. Karp, Kressel and Nusbaum, each a director of the Company, are each a Managing Director and member of E.M. Warburg and a general partner of WP. As such, Messrs. Karp, Kressel and Nusbaum may be deemed to have an indirect pecuniary interest, within the meaning of Rule 16a-1 under the Exchange Act, in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg, Pincus and WP. See Note 4 below.

(3) Includes 358,034 shares of Common Stock which Warburg, Pincus has the right to acquire through exercise of a warrant agreement entered into with the Company.

(4) All of the shares indicated as owned by Messrs. Karp, Kressel and Nusbaum are owned directly by Warburg, Pincus and are included because of Messrs. Karp's, Kressel's and Nusbaum's affiliation with Warburg, Pincus. Messrs. Karp, Kressel and Nusbaum disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Pursuant to a Stockholders Agreement among Warburg, Pincus, the Company, Norman Klugman and Rudolph McGlashan (the "Stockholders Agreement"), Warburg, Pincus is entitled to certain registration rights with respect to its shares of capital stock. In addition, pursuant to the terms of such agreement, the Company has agreed to nominate and use its best efforts to elect to the Board of Directors two Warburg, Pincus designees for so long as Warburg, Pincus owns at least 15% of the outstanding shares of Common Stock, and one Warburg, Pincus designee for so long as Warburg, Pincus owns between 5% and 15% of the shares of Common Stock then outstanding.

  On October 2, 1995 and November 16, 1995, the Company issued two notes to Warburg, Pincus in the aggregate principal amount of $10.4 million (including accrued interest) (the "Warburg Notes"). Interest on the Warburg Notes accrued at the rate of 12% per annum. The Warburg Notes were paid in full by the Company out of the net proceeds of the Company's initial public offering in February 1996. As additional consideration for the purchase of the Warburg Notes, the Company issued to Warburg, Pincus a warrant to purchase 358,034 shares of Common Stock at $0.42 per share (the "Warburg Warrant"). The Warburg Warrant expires on October 2, 2007.

  The Company believes that the above transactions were or are on terms no less favorable to the Company than could have been obtained in transactions with independent third parties.

  See "Item 11. Executive Compensation--Employment and Severance Agreements" for a description of certain payments made by the Company to Mr. Paquin in connection with his separation from the Company.

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

(B) Reports on Form 8-K.

    No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(C) Index to Exhibits.

  The following is a list of all Exhibits filed as part of this Report:

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  *2.1       Agreement and Plan of Merger, dated as of February 3, 1998, by and among Primus Telecommunications Group, Inc., Taurus Acquisition
              Corporation and the Company (filed as Exhibit 2.1 to the
              Company's Current Report on Form 8-K, dated February 9, 1998).
  *3.1(i)    Third Amended and Restated Articles of Incorporation of the
              Company (filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-8, File No. 333-1912, filed on March 4,
              1996).
 **3.1(ii)   Second Amended and Restated By-laws of the Company.
   4.1       See Exhibit numbers 3.1(i) and 3.1(ii) for provisions of the Third
              Amended and Restated Articles of Incorporation and Second Amended
              and Restated By-laws of the Company defining the rights of the holders of Common Stock.
  *4.2       Second Amended and Restated 1994 Stock Option Plan (filed as
              Exhibit 4.2 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1996).+
  *4.3       Amended and Restated Stockholders Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 33-
              99738, filed on November 22, 1995 (the "Company's Form S-1")).+
  *4.4       Form of Stock Option Agreement for Management Employees who are a
              party to an employment agreement and the Stockholders Agreement
              (filed as Exhibit 4.4 to the Company's Form S-1).+
  *4.5       Form of Stock Option Agreement for Management Employees who are
              not a party to an employment agreement or the Stockholders
              Agreement (filed as Exhibit 4.5 to the Company's Form S-1).+
  *4.6       Form of Stock Option Agreement for Employees who will receive non-
              contingent options only (filed as Exhibit 4.6 to the Company's
              Form S-1).+
  *4.7       Form of Stock Option Agreement for Management Employees who are a
              party to an employment agreement but are not a party to the
              Stockholders Agreement (filed as Exhibit 4.7 to the Company's
              Form S-1).+
  *4.8       1996 Form of Stock Option Agreement for Rudolph McGlashan (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).+
  *4.9       1996 Basic Form of Stock Option Agreement for Management Employees
              (filed as Exhibit 4.9 to the 1995 Form 10-K).+

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
   *4.10     1996 Form of Stock Option Agreement for Wesley T. O'Brien (filed as Exhibit 4.10 to the 1995 Form 10-K).+
   *4.11     1996 Modified Form of Stock Option Agreement for Management
              Employee (filed as Exhibit 4.11 to the 1995 Form 10-K).+
   *4.12     Form of Common Stock Certificate of the Company (filed as Exhibit
              4.8 to the Company's Form S-1).
   *4.13     1997 Form of Stock Option Agreement for Rudolph McGlashan (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1996 (the "1996 Form 10-K")).+
   *4.14     1997 Basic Form of Stock Option Agreement for Employees (filed as
              Exhibit 4.14 to the 1996 Form 10-K).+
   *4.15     1997 Form of Stock Option Agreement for Wesley T. O'Brien (filed as Exhibit 4.15 to the 1996 Form 10-K).+
  *10.1      Amended and Restated Employment Agreement between the Company and
              Wesley T. O'Brien (filed as Exhibit 10.3 to the 1996 Form 10-K).+
 **10.2      First Amendment to Amended and Restated Employment Agreement
              between the Company and Wesley T. O'Brien.+
  *10.3      Employment Agreement between the Company and Rudolph McGlashan
              (filed as Exhibit 10.4 to the Company's Form S-1).+
  *10.4      Amendment to Employment Agreement between the Company and Rudolph
              McGlashan (filed as Exhibit 10.5 to the Company's Form S-1).+
  *10.5      Warrant Agreement between the Company and Warburg, Pincus
              Investors, L.P. (filed as Exhibit 10.6 to the Company's Form S-
              1).
  *10.6      Stock Purchase and Sale Agreement, dated December 15, 1993, by and among Teracom Communications, Inc. ("Purchaser") and Douglas M.
              Lapin, Stanley P. Lapin and Eileen Lapin ("Sellers") (filed as
              Exhibit 10.13 to the Company's Form S-1).
  *10.7      Asset Purchase Agreement, dated June 30, 1994, between IDB
              Communications Group, Inc. on behalf of its subsidiaries, IDB
              WorldCom Services, Inc. and IDB WorldCom, Inc. ("Seller") and
              Teracom U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.14 to the
              Company's Form S-1).
  *10.8      Stock Purchase and Sale Agreement, dated July 8, 1994, by and among Teracom U.S.A., Inc. ("Purchaser") and Peter Buffa, Sam
              Herzberg, Lawrence Levy and Felix Fernandez ("Sellers") (filed as
              Exhibit 10.15 to the Company's Form S-1).
  *10.9      Asset Purchase Agreement, dated July 12, 1994, by and between
              Virgin Islands Tele-Com, Inc. ("Seller") and Teracom U.S.A., Inc.
              ("Purchaser") (filed as Exhibit 10.16 to the Company's Form S-1).
  *10.10     Equipment Lease, dated February 1, 1993, by and between DSC
              Finance Corporation ("Lessor") and Total Telecommunications, Inc.
              ("Lessee") (filed as Exhibit 10.17 to the Company's Form S-1).
  *10.11     Equipment Lease, dated February 17, 1992, between Advanced
              Telecommunications Corporation ("Lessor") and Total
              Telecommunications, Inc. ("Lessee") (filed as Exhibit 10.18 to the Company's Form S-1).
  *10.12     Agreement for Billing and Related Services, dated August 1994, between TresCom U.S.A., Inc. and Electronic Data Systems
              Corporation (filed as Exhibit 10.19 to the Company's Form S-1).
  *10.13     Lease Agreement, dated June 28, 1990, between Twenty One Century
              Building and Puerto Rico Telecom Corporation (filed as Exhibit
              10.20 to the Company's Form S-1).

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  *10.14     Lease, dated February 1, 1992, between Telcom Building Corporation and Total Telecommunications, Inc. (filed as Exhibit 10.21 to the
              Company's Form S-1).
  *10.15     Lease, dated December 20, 1993, between Hudson Telegraph
              Associates and Caribbean Telecommunications, Inc. (filed as
              Exhibit 10.22 to the Company's Form S-1).
  *10.16     Form of Indemnification Agreement between the Company and its directors and executive officers (filed as Exhibit 10.23 to the
              Company's Form S-1).
  *10.17     Amendment No. 1 to Restated Stockholders Agreement, dated February
              5, 1996 (filed as Exhibit 10.24 to the Company's Form S-1).
  *10.18     Employment Agreement between the Company and William A. Paquin
              (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended March 31, 1996).+
 **10.19     Separation Agreement between the Company and William A. Paquin.+
  *10.20     Revolving Credit and Security Agreement, among TresCom
              International, Inc., TresCom U.S.A., Inc., Intex
              Telecommunications, Inc., The St. Thomas and San Juan Telephone
              Company, Inc., STSJ Overseas Telephone Company, Inc., PNC Bank,
              National Association (as lender and as agent) and the other lenders a party thereto (the "Loan Agreement") (filed as Exhibit
              10.22 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended June 30, 1997).
  *10.21     Revolving Credit Note, dated July 31, 1997, payable to PNC Bank,
              National Association and the other lenders a party to the Loan
              Agreement (filed as Exhibit 10.23 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended June 30, 1997).
 **21.1      Subsidiaries of the Company.
 **23.1      Consent of Ernst & Young LLP.
 **27.1      Financial Data Schedule.

--------
+  Management contract or compensatory plan or arrangement.

*  Incorporated herein.

** Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 18th day of March, 1998.

                                          TRESCOM INTERNATIONAL, INC.

                                          By: /s/ Wesley T. O'Brien
                                            -----------------------------------
                                            Wesley T. O'Brien
                                            President and Chief Executive
                                             Officer

  KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley T. O'Brien his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of March, 1998.

              SIGNATURE               TITLE(S)
              ---------               --------

        /s/ Wesley T. O'Brien         President, Chief Executive Officer
 ____________________________________  and Director (Principal Executive
          Wesley T. O'Brien            Officer)

        /s/ Rudolph McGlashan         Chief Operating Officer and Director
 ____________________________________
          Rudolph McGlashan

        /s/ Michael Brachfeld         Controller (Principal Financial and
 ____________________________________  Accounting Officer)
          Michael Brachfeld

         /s/ Douglas M. Karp          Director
 ____________________________________
           Douglas M. Karp

          /s/ Henry Kressel           Director
 ____________________________________
            Henry Kressel

         /s/ Gary D. Nusbaum          Director
 ____________________________________
           Gary D. Nusbaum

           /s/ Helen Selzer           Director
 ____________________________________
             Helen Selzer

          /s/ Read McNamara           Director
 ____________________________________
            Read McNamara

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT NO.                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
  *2.1       Agreement and Plan of Merger, dated as of February
              3, 1998, by and among Primus Telecommunication
              Group, Inc., Taurus Acquisition Corporation and
              the Company (filed as Exhibit 2.1 to the Company's
              Current Report on Form 8-K, dated February 9,
              1998).
  *3.1(i)    Third Amended and Restated Articles of
              Incorporation of the Company (filed as Exhibit 4.1
              to the Company's Registration Statement on Form S-
              8, File
               No. 333-1912, filed on March 4, 1996).
 **3.1(ii)   Second Amended and Restated By-laws of the Company.
   4.1       See Exhibit numbers 3.1(i) and 3.1(ii) for
              provisions of the Third Amended and Restated
              Articles of Incorporation and Second Amended and
              Restated By-laws of the Company defining the
              rights of the holders of Common Stock.
  *4.2       Second Amended and Restated 1994 Stock Option Plan
              (filed as Exhibit 4.2 to the Company's Annual
              Report on Form 10-K for the fiscal year ended
              December 31, 1996).+
  *4.3       Amended and Restated Stockholders Agreement (filed
              as Exhibit 4.3 to the Company's Registration
              Statement on Form S-1, File No. 33-99738, filed on
              November 22, 1995 (the "Company's Form S-1")).+
  *4.4       Form of Stock Option Agreement for Management
              Employees who are a party to an employment
              agreement and the Stockholders Agreement (filed as
              Exhibit 4.4 to the Company's Form S-1).+
  *4.5       Form of Stock Option Agreement for Management
              Employees who are not a party to an employment
              agreement or the Stockholders Agreement (filed as
              Exhibit 4.5 to the Company's Form S-1).+
  *4.6       Form of Stock Option Agreement for Employees who
              will receive non-contingent options only (filed as
              Exhibit 4.6 to the Company's Form S-1).+
  *4.7       Form of Stock Option Agreement for Management
              Employees who are a party to an employment
              agreement but are not a party to the Stockholders
              Agreement (filed as Exhibit 4.7 to the Company's
              Form S-1).+
  *4.8       1996 Form of Stock Option Agreement for Rudolph
              McGlashan (filed as Exhibit 4.8 to the Company's
              Annual Report on Form 10-K for the fiscal year
              ended December 31, 1995 (the "1995 Form 10-K")).+
  *4.9       1996 Basic Form of Stock Option Agreement for
              Management Employees (filed as Exhibit 4.9 to the
              1995 Form 10-K).+
  *4.10      1996 Form of Stock Option Agreement for Wesley T.
              O'Brien (filed as Exhibit 4.10
              to the 1995 Form 10-K).+
  *4.11      1996 Modified Form of Stock Option Agreement for
              Management Employee (filed as Exhibit 4.11 to the
              1995 Form 10-K).+
  *4.12      Form of Common Stock Certificate of the Company
              (filed as Exhibit 4.8 to the Company's Form S-1).
  *4.13      1997 Form of Stock Option Agreement for Rudolph
              McGlashan (filed as Exhibit 4.13 to the Company's
              Annual Report on Form 10-K for the fiscal year
              ended
              December 31, 1996 (the "1996 Form 10-K")).+

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT NO.                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
   *4.14     1997 Basic Form of Stock Option Agreement for
              Employees (filed as Exhibit 4.14
              to the 1996 Form 10-K).+
   *4.15     1997 Form of Stock Option Agreement for Wesley T.
              O'Brien (filed as Exhibit 4.15 to the 1996 Form
              10-K).+
  *10.1      Amended and Restated Employment Agreement between
              the Company and Wesley T. O'Brien (filed as
              Exhibit 10.3 to the 1996 Form 10-K).+
 **10.2      First Amendment to Amended and Restated Employment
              Agreement between the Company and Wesley T.
              O'Brien.+
  *10.3      Employment Agreement between the Company and
              Rudolph McGlashan (filed as Exhibit 10.4 to the
              Company's Form S-1).+
  *10.4      Amendment to Employment Agreement between the
              Company and Rudolph McGlashan (filed as Exhibit
              10.5 to the Company's Form S-1).+
  *10.5      Warrant Agreement between the Company and Warburg,
              Pincus Investors, L.P. (filed as Exhibit 10.6 to
              the Company's Form S-1).
  *10.6      Stock Purchase and Sale Agreement, dated December
              15, 1993, by and among Teracom Communications,
              Inc. ("Purchaser") and Douglas M. Lapin, Stanley
              P. Lapin and Eileen Lapin ("Sellers") (filed as
              Exhibit 10.13 to the Company's
              Form S-1).
  *10.7      Asset Purchase Agreement, dated June 30, 1994,
              between IDB Communications Group, Inc. on behalf
              of its subsidiaries, IDB WorldCom Services, Inc.
              and
              IDB WorldCom, Inc. ("Seller") and Teracom U.S.A.,
              Inc. ("Purchaser") (filed as Exhibit 10.14 to the
              Company's Form S-1).
  *10.8      Stock Purchase and Sale Agreement, dated July 8,
              1994, by and among Teracom U.S.A., Inc.
              ("Purchaser") and Peter Buffa, Sam Herzberg,
              Lawrence Levy and Felix Fernandez ("Sellers")
              (filed as Exhibit 10.15 to the Company's Form S-
              1).
  *10.9      Asset Purchase Agreement, dated July 12, 1994, by
              and between Virgin Islands
              Tele-Com, Inc. ("Seller") and Teracom U.S.A., Inc.
              ("Purchaser") (filed as Exhibit 10.16 to the
              Company's Form S-1).
  *10.10     Equipment Lease, dated February 1, 1993, by and
              between DSC Finance Corporation ("Lessor") and
              Total Telecommunications, Inc. ("Lessee") (filed
              as Exhibit 10.17 to the Company's Form S-1).
  *10.11     Equipment Lease, dated February 17, 1992, between
              Advanced Telecommunications Corporation ("Lessor")
              and Total Telecommunications, Inc. ("Lessee")
              (filed as Exhibit 10.18 to the Company's Form S-
              1).
  *10.12     Agreement for Billing and Related Services, dated
              August 1994, between TresCom U.S.A., Inc. and
              Electronic Data Systems Corporation (filed as
              Exhibit 10.19 to the Company's Form S-1).
  *10.13     Lease Agreement, dated June 28, 1990, between
              Twenty One Century Building and Puerto Rico
              Telecom Corporation (filed as Exhibit 10.20 to the
              Company's
              Form S-1).
  *10.14     Lease, dated February 1, 1992, between Telcom
              Building Corporation and Total Telecommunications,
              Inc. (filed as Exhibit 10.21 to the Company's Form
              S-1).
  *10.15     Lease, dated December 20, 1993, between Hudson
              Telegraph Associates and Caribbean
              Telecommunications, Inc. (filed as Exhibit 10.22
              to the Company's
              Form S-1).

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT NO.                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
  *10.16     Form of Indemnification Agreement between the
              Company and its directors and executive officers
              (filed as Exhibit 10.23 to the Company's Form S-
              1).
  *10.17     Amendment No. 1 to Restated Stockholders Agreement,
              dated February 5, 1996 (filed as Exhibit 10.24 to
              the Company's Form S-1).
  *10.18     Employment Agreement between the Company and
              William A. Paquin (filed as Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended March 31, 1996).+
 **10.19     Separation Agreement between the Company and
              William A. Paquin.+
  *10.20     Revolving Credit and Security Agreement, among
              TresCom International, Inc., TresCom U.S.A., Inc.,
              Intex Telecommunications, Inc., The St. Thomas and
              San Juan Telephone Company, Inc., STSJ Overseas
              Telephone Company, Inc., PNC Bank, National
              Association (as lender and as agent) and the other
              lenders a party thereto (the "Loan Agreement")
              (filed as Exhibit 10.22 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended
              June 30, 1997).
  *10.21     Revolving Credit Note, dated July 31, 1997, payable
              to PNC Bank, National Association and the other
              lenders a party to the Loan Agreement (filed as
              Exhibit 10.23 to the Company's Quarterly Report on
              Form 10-Q for the fiscal quarter ended June 30,
              1997).
 **21.1      Subsidiaries of the Company.
 **23.1      Consent of Ernst & Young LLP.
 **27.1      Financial Data Schedule.

--------
+  Management contract or compensatory plan or arrangement.

*  Incorporated herein.

** Filed herewith.