Form 10-K405/A
period 1997-12-31
TRESCOM INTERNATIONAL INC
filed 1998-04-08
CIK 1003958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                        Commission File Number : 0-27594

                           TRESCOM INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            FLORIDA                                     65-0454571
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

     200 East Broward Boulevard,                              33301
     Ft. Lauderdale, Florida
     (Address of Principal Executive)                       (Zip Code)
      Offices

       Registrant's telephone number, including area code: (954) 763-4000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.0419 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 1998 was approximately $59,869,691.

     As of April 6, 1998, 12,161,844 shares of the registrant's common stock, $0.0419 par value per share, were outstanding.


================================================================================

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which requires a retroactive restatement of earnings per share data. Accordingly, pursuant to Regulation S-K Item 601(c)(2)(iii), which requires all registrants to restate prior Financial Data Schedules if any of the amounts reported therein have been restated to reflect a change in accounting principles, the Company hereby restates its Financial Data Schedules for the fiscal years ended December 31, 1995 and 1996.

(C)      INDEX TO EXHIBITS

         The following is a list of all Exhibits filed as part of this Report:

EXHIBIT NO.                              DESCRIPTION

      *2.1        Agreement and Plan of Merger, dated as of February 3, 1998, by
                  and  among  Primus   Telecommunications  Group,  Inc.,  Taurus
                  Acquisition  Corporation and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 9,
                  1998).
   *3.1(i)        Third Amended and Restated  Articles of  Incorporation  of the
                  Company (filed as Exhibit 4.1 to  the  Company's  Registration
                  Statement on Form S-8, File No. 333-1912, filed on March 4,
                  1996).
***3.1(ii)        Second Amended and Restated By-laws of the Company.
       4.1        See Exhibit  numbers  3.1(i) and 3.1(ii) for provisions of the
                  Third  Amended  and  Restated  Articles of  Incorporation  and
                  Second  Amended and Restated  By-laws of the Company  defining the rights of the holders of Common Stock.
      *4.2        Second  Amended and Restated  1994 Stock Option Plan (filed as
                  Exhibit 4.2 to the  Company's  Annual  Report on Form 10-K for
                  the fiscal year ended December 31, 1996).+
      *4.3        Amended  and  Restated   Stockholders   Agreement  (filed   as
                  Exhibit 4.3 to the Company's Registration Statement  on  Form
                  S-1,  File No.  33-99738,  filed  on  November  22,  1995 (the
                  "Company's Form S-1")).+
      *4.4        Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment  agreement  and the  Stockholders
                  Agreement (filed as Exhibit 4.4 to the Company's Form S-1).+
      *4.5        Form of Stock Option  Agreement for  Management  Employees who
                  are not a party to an employment agreement or the Stockholders
                  Agreement (filed as Exhibit 4.5 to the Company's Form S-1).+
      *4.6        Form of Stock Option  Agreement for Employees who will receive non-contingent options only (filed as Exhibit 4.6 to the Company's Form S-1).+
      *4.7        Form of Stock Option  Agreement for  Management  Employees who
                  are a party to an employment agreement but are not a party to the Stockholders Agreement (filed as Exhibit 4.7 to the
                  Company's Form S-1).+
      *4.8        1996 Form of Stock  Option  Agreement  for  Rudolph  McGlashan
                  (filed as Exhibit 4.8 to the  Company's  Annual Report on Form
                  10-K for the fiscal  year ended  December  31, 1995 (the "1995
                  Form 10-K")).+
      *4.9        1996  Basic  Form of Stock  Option  Agreement  for  Management
                  Employees (filed as Exhibit 4.9 to the 1995 Form 10-K).+
     *4.10        1996  Form  of  Stock Option  Agreement  for Wesley T. O'Brien
                  (filed as Exhibit 4.10 to the 1995 Form 10-K).+
     *4.11        1996  Modified Form of Stock Option  Agreement for  Management
                  Employee (filed as Exhibit 4.11 to the 1995 Form 10-K).+
     *4.12        Form of Common  Stock  Certificate  of the  Company  (filed as
                  Exhibit 4.8 to the Company's Form S-1).
     *4.13        1997 Form of Stock  Option  Agreement  for  Rudolph  McGlashan
                  (filed as Exhibit 4.13 to the Company's  Annual Report on Form
                  10-K for the fiscal  year ended  December  31, 1996 (the "1996
                  Form 10-K")).+
     *4.14        1997  Basic  Form  of Stock  Option  Agreement  for  Employees
                  (filed as Exhibit 4.14 to the 1996 Form 10-K). +

EXHIBIT NO.                              DESCRIPTION

     *4.15 1997 Form of Stock Option Agreement for Wesley T. O'Brien (filed as Exhibit 4.15 to the 1996 Form 10-K). +

     *10.1        Amended and Restated  Employment Agreement between the Company and  Wesley T. O'Brien (filed as Exhibit 10.3 to the 1996 Form
                  10-K).+
   ***10.2        First Amendment to Amended and  Restated Employment  Agreement
                  between the Company and Wesley T. O'Brien.+
     *10.3        Employment  Agreement   between  the   Company   and   Rudolph
                  McGlashan (filed as Exhibit 10.4 to the Company's Form S-1).+
     *10.4        Amendment  to  Employment  Agreement  between  the Company and
                  Rudolph McGlashan (filed as Exhibit 10.5 to the Company's Form
                  S-1).+
     *10.5        Warrant  Agreement  between  the  Company and Warburg,  Pincus
                  Investors,  L.P. (filed as Exhibit 10.6 to the Company's  Form
                  S-1).
     *10.6        Stock Purchase and Sale Agreement, dated December 15, 1993  by
                  and   among  Teracom  Communications,  Inc.  ("Purchaser") and
                  Douglas  M.  Lapin,   Stanley  P.  Lapin  and   Eileen   Lapin
                  ("Sellers") (filed  as  Exhibit  10.13 to  the  Company's Form
                  S-1).
     *10.7        Asset Purchase  Agreement,  dated June 30,  1994,  between IDB
                  Communications  Group, Inc. on behalf of its subsidiaries, IDB
                  WorldCom Services, Inc. and IDB WorldCom, Inc.  ("Seller") and
                  Teracom  U.S.A., Inc. ("Purchaser") (filed as Exhibit 10.14 to the Company's Form S-1).
     *10.8        Stock  Purchase and Sale Agreement, dated July 8, 1994, by and
                  among  Teracom   U.S.A.,  Inc. ("Purchaser")  and Peter Buffa,
                  Sam Herzberg,  Lawrence Levy and Felix  Fernandez  ("Sellers")
                  (filed as Exhibit 10.15 to the Company's Form S-1).
     *10.9        Asset Purchase  Agreement, dated July 12, 1994, by and between
                  Virgin Islands  Tele-Com, Inc. ("Seller") and Teracom  U.S.A.,
                  Inc.  ("Purchaser")  (filed as Exhibit  10.16 to the Company's
                  Form S-1).
    *10.10        Equipment  Lease,  dated  February 1, 1993, by and between DSC
                  Finance Corporation  ("Lessor") and Total  Telecommunications,
                  Inc.  ("Lessee") (filed as Exhibit 10.17 to the Company's Form
                  S-1).
    *10.11        Equipment Lease,  dated  February 17,  1992,  between Advanced
                  Telecommunications    Corporation    ("Lessor")    and   Total
                  Telecommunications,  Inc. ("Lessee") (filed as  Exhibit  10.18 to the Company's Form S-1).
    *10.12        Agreement for Billing and Related Services, dated August 1994, between  TresCom  U.S.A.,  Inc.  and  Electronic  Data Systems
                  Corporation  (filed as  Exhibit  10.19 to the  Company's  Form
                  S-1).
    *10.13        Lease  Agreement,  dated  June 28,  1990,  between  Twenty One
                  Century Building and Puerto Rico Telecom Corporation (filed as
                  Exhibit 10.20 to the Company's Form S-1).
    *10.14        Lease, dated February 1,   1992,   between   Telcom   Building
                  Corporation   and   Total   Telecommunications, Inc. (filed as
                  Exhibit 10.21 to the Company's Form S-1).
    *10.15        Lease,  dated  December 20,  1993,  between  Hudson  Telegraph
                  Associates  and  Caribbean  Telecommunications, Inc. (filed as
                  Exhibit 10.22 to the Company's Form S-1).
    *10.16        Form of Indemnification  Agreement between the Company and its directors  and executive  officers  (filed as Exhibit 10.23 to the Company's Form S-1).
    *10.17        Amendment No. 1  to  Restated  Stockholders  Agreement,  dated
                  February 5, 1996 (filed as Exhibit 10.24 to the Company's Form
                  S-1).
    *10.18        Employment Agreement between the Company and William A. Paquin
                  (filed as Exhibit 10.1 to the  Company's  Quarterly  Report on
                  Form 10-Q for the fiscal quarter ended March 31, 1996).+
  ***10.19        Separation  Agreement  between  the  Company  and   William A.
                  Paquin. +
    *10.20        Revolving  Credit  and  Security   Agreement,   among  TresCom
                  International,    Inc.,    TresCom   U.S.A.,    Inc.,    Intex
                  Telecommunications,   Inc.,   The  St.  Thomas  and  San  Juan
                  Telephone  Company,  Inc.,  STSJ Overseas  Telephone  Company,
                  Inc., PNC Bank, National  Association (as lender and as agent)
                  and the other lenders a party  thereto (the "Loan  Agreement")
                  (filed as Exhibit 10.22 to the Company's  Quarterly  Report on
                  Form 10-Q for the fiscal quarter ended June 30, 1997).
    *10.21        Revolving  Credit Note,  dated July 31,  1997,  payable to PNC
                  Bank,  National  Association  and the other lenders a party to the Loan  Agreement  (filed as Exhibit  10.23 to the Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  June 30, 1997).
   ***21.1        Subsidiaries of the Company.
   ***23.1        Consent of Ernst & Young LLP.
   ***27.1        Financial Data Schedule.

EXHIBIT NO.                         DESCRIPTION

    **27.2 Restated Financial Data Schedule for the fiscal years ended December 31, 1995 and 1996.

--------------------------
 +    Management contract or compensatory plan or arrangement.
 *    Incorporated herein.
**    Filed herewith.
*** Previously filed on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 8th day of April, 1998.

                                   TRESCOM INTERNATIONAL, INC.


                                   By:  /S/ WESLEY T. O'BRIEN
                                       _________________________________________
                                   Name:  Wesley T. O'Brien
                                   Title:  President and Chief Executive Officer




                                 EXHIBIT INDEX

                                                                                                      SEQUENTIALLY
                                                                                                        NUMBERED
    EXHIBIT NO.                                DESCRIPTION                                                PAGE
    ----------                                 -----------                                            -------------

        *2.1        Agreement and Plan of Merger,  dated as of February 3, 1998, by and among Primus  Telecommunications  Group, Inc., Taurus
                    Acquisition  Corporation  and the Company  (filed as Exhibit
                    2.1 to the  Company's  Current  Report  on Form  8-K,  dated
                    February 9, 1998)
     *3.1(i)        Third Amended and Restated  Articles of Incorporation of the
                    Company (filed as Exhibit 4.1 to the Company's  Registration
                    Statement on Form S-8, File No. 333-1912,  filed on March 4,
                    1996).
  ***3.1(ii)        Second Amended and Restated By-laws of the Company.
         4.1        See Exhibit numbers 3.1(i) and 3.1(ii) for provisions of the
                    Third  Amended and Restated  Articles of  Incorporation  and
                    Second Amended and Restated  By-laws of the Company defining the rights of the holders of Common Stock.
        *4.2        Second Amended and Restated 1994 Stock Option Plan (filed as
                    Exhibit 4.2 to the Company's  Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1996).+
        *4.3        Amended  and  Restated   Stockholders  Agreement  (filed  as
                    Exhibit  4.3  to  the Company's  Registration  Statement  on
                    Form  S-1,  File  No.  33-99738,  filed on November 22, 1995
                    (the "Company's Form S-1")).+
        *4.4        Form of Stock Option Agreement for Management  Employees who
                    are a party to an employment  agreement and the Stockholders
                    Agreement (filed as Exhibit 4.4 to the Company's Form S-1).+
        *4.5        Form of Stock Option Agreement for Management  Employees who
                    are  not  a  party  to  an   employment   agreement  or  the
                    Stockholders   Agreement   (filed  as  Exhibit  4.5  to  the
                    Company's Form S-1).+
        *4.6        Form of  Stock  Option  Agreement  for  Employees  who  will receive non-contingent options only (filed as Exhibit 4.6 to the Company's Form S-1).+
        *4.7        Form of Stock Option Agreement for Management  Employees who
                    are a party to an  employment  agreement but are not a party to the  Stockholders  Agreement (filed as Exhibit 4.7 to the
                    Company's Form S-1).+
        *4.8        1996 Form of Stock Option  Agreement  for Rudolph  McGlashan
                    (filed as Exhibit 4.8 to the Company's Annual Report on Form
                    10-K for the fiscal year ended  December 31, 1995 (the "1995
                    Form 10-K")).+
        *4.9        1996 Basic Form of Stock  Option  Agreement  for  Management
                    Employees (filed as Exhibit 4.9 to the 1995 Form 10-K).+
       *4.10        1996 Form of Stock Option  Agreement for Wesley T. O'Brien
                    (filed as Exhibit 4.10 to the 1995 Form 10-K).+
       *4.11        1996 Modified Form of Stock Option  Agreement for Management
                    Employee (filed as Exhibit 4.11 to the 1995 Form 10-K).+
       *4.12        Form of Common Stock  Certificate  of the Company  (filed as
                    Exhibit 4.8 to the Company's Form S-1).
       *4.13        1997 Form of Stock Option  Agreement  for Rudolph  McGlashan
                    (filed as Exhibit  4.13 to the  Company's  Annual  Report on
                    Form 10-K for the fiscal year ended December 31, 1996 (the "
                    1996 Form 10-K")). +
       *4.14        1997  Basic  Form  of  Stock Option  Agreement for Employees
                    (filed as Exhibit 4.14 to the 1996 Form 10-K). +
       *4.15        1997  Form  of Stock Option  Agreement for Wesley T. O'Brien
                    (filed as Exhibit 4.15 to the 1996 Form 10-K). +
       *10.1        Amended   and  Restated  Employment  Agreement  between  the
                    Company and Wesley T. O'Brien (filed as  Exhibit 10.3 to the
                    1996 Form 10-K).+
     ***10.2        First Amendment to Amended and Restated Employment Agreement
                    between the Company and Wesley T. O'Brien.+
       *10.3        Employment   Agreement   between  the  Company  and  Rudolph
                    McGlashan (filed  as  Exhibit  10.4  to  the  Company's Form
                    S-1).+
       *10.4        Amendment to  Employment  Agreement  between the Company and
                    Rudolph  McGlashan  (filed as Exhibit 10.5 to the  Company's
                    Form S-1).+
       *10.5        Warrant  Agreement  between the Company and Warburg,  Pincus
                    Investors,  L.P. (filed  as  Exhibit  10. 6 to the Company's
                    Form S-1).
       *10.6        Stock Purchase and Sale Agreement,  dated December 15, 1993, by and among Teracom Communications, Inc. ("Purchaser")  and
                    Douglas   M.  Lapin,   Stanley P.  Lapin  and  Eileen  Lapin
                    ("Sellers") (filed  as  Exhibit  10.13 to the Company's Form
                    S-1).
       *10.7        Asset Purchase Agreement, dated June 30, 1994,  between  IDB
                    Communications  Group,  Inc.  on behalf of its subsidiaries,
                    IDB   WorldCom    Services,  Inc.  and  IDB  WorldCom,  Inc.
                    ("Seller") and Teracom U.S.A., Inc. ("Purchaser") (filed  as
                    Exhibit 10.14 to the Company's Form S-1).
       *10.8        Stock  Purchase and Sale  Agreement,  dated July 8, 1994, by and  among  Teracom  U.S.A.,  Inc.  ("Purchaser")  and Peter
                    Buffa,  Sam  Herzberg,  Lawrence  Levy and  Felix  Fernandez
                    ("Sellers")  (filed as Exhibit 10.15 to the  Company's  Form
                    S-1).
       *10.9        Asset  Purchase  Agreement,  dated   July 12,  1994,  by and
                    between Virgin Islands Tele-Com, Inc. ("Seller") and Teracom
                    U.S.A.,  Inc.  ("Purchaser")  (filed as Exhibit 10.16 to the
                    Company's Form S-1).
      *10.10        Equipment Lease,  dated February 1, 1993, by and between DSC
                    Finance Corporation ("Lessor") and Total Telecommunications,
                    Inc.  ("Lessee")  (filed as Exhibit  10.17 to the  Company's
                    Form S-1).
      *10.11        Equipment   Lease,   dated    February 17,   1992,   between
                    Advanced   Telecommunications  Corporation   ("Lessor" ) and
                    Total   Telecommunications,   Inc.   ("Lessee")  (filed   as
                    Exhibit 10.18 to the Company's Form S-1).
      *10.12        Agreement  for Billing and Related  Services,  dated  August
                    1994,  between  TresCom  U.S.A.,  Inc. and  Electronic  Data
                    Systems Corporation (filed as Exhibit 10.19 to the Company's
                    Form S-1).
      *10.13        Lease  Agreement,  dated June 28, 1990,  between  Twenty One
                    Century Building and Puerto Rico Telecom  Corporation (filed as Exhibit 10.20 to the Company's Form S-1).
      *10.14        Lease,  dated  February 1,  1992,  between  Telcom  Building
                    Corporation  and  Total  Telecommunications,  Inc. (filed as
                    Exhibit 10.21 to the Company's Form S-1).
      *10.15        Lease,  dated  December  20,  1993, between Hudson Telegraph
                    Associates and Caribbean Telecommunications, Inc.  (filed as
                    Exhibit 10.22 to the Company's Form S-1).
      *10.16        Form of  Indemnification  Agreement  between the Company and its directors and executive officers (filed as Exhibit 10.23 to the Company's Form S-1).
      *10.17        Amendment  No. 1  to  Restated Stockholders Agreement, dated
                    February 5,  1996  (filed  as Exhibit 10.24 to the Company's
                    Form S-1).
      *10.18        Employment  Agreement  between  the  Company  and William A.
                    Paquin  (filed as Exhibit  10.1 to the  Company's  Quarterly
                    Report on Form 10-Q for the fiscal  quarter  ended March 31,
                    1996).+
    ***10.19        Separation Agreement  between  the  Company  and  William A.
                    Paquin. +
      *10.20        Revolving  Credit and  Security  Agreement,   among  TresCom
                    International,    Inc.,   TresCom   U.S.A.,    Inc.,   Intex
                    Telecommunications,   Inc.,  The  St.  Thomas  and San  Juan
                    Telephone  Company,  Inc.,  STSJ Overseas Telephone Company,
                    Inc.,  PNC   Bank,   National  Association (as lender and as
                    agent)  and  the  other  lenders  a party thereto (the "Loan
                    Agreement")  (filed  as  Exhibit  10.22  to  the   Company's
                    Quarterly Report on Form  10-Q  for the fiscal quarter ended
                    June 30, 1997).
      *10.21        Revolving Credit Note,  dated July 31, 1997,  payable to PNC
                    Bank, National


                                                                                                      SEQUENTIALLY
                                                                                                        NUMBERED
    EXHIBIT NO.                                DESCRIPTION                                                PAGE
    ----------                                 -----------                                            -------------

                    Association  and  the  other  lenders  a  party  to the Loan
                    Agreement   (filed   as   Exhibit  10.23  to  the  Company's
                    Quarterly  Report on Form 10-Q for the fiscal  quarter ended
                    June 30, 1997).
     ***21.1        Subsidiaries of the Company.
     ***23.1        Consent of Ernst & Young LLP.
     ***27.1        Financial Data Schedule.
      **27.2        Restated  Financial Data Schedule for the fiscal years ended
                    December 31, 1995 and 1996.
-----------------

 +    Management contract or compensatory plan or arrangement.
 *    Incorporated herein.
**    Filed herewith.
*** Previously filed on Form 10-K for the fiscal year ended December 31, 1997.