Form 10-Q
period 1998-03-31
TRESCOM INTERNATIONAL INC
filed 1998-05-15
CIK 1003958

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -----------------

                                  FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM                    TO

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                                OUTSTANDING
                 -----                                -----------
        Common Stock, par value                  12,262,791 shares on
           $0.0419 per share                          May 6, 1998

================================================================================

                         TRESCOM INTERNATIONAL, INC.

                                    INDEX
                                    -----

PART I.  FINANCIAL INFORMATION
------------------------------
                                                                        PAGE NO.
                                                                        --------
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
          and December 31, 1997.........................................    1

          Unaudited Consolidated Statements of Operations for the three
           months ended March 31, 1998 and 1997 ........................    2

          Unaudited Consolidated Statement of Shareholders' Equity at
           March 31, 1998 ..............................................    3

          Unaudited Consolidated Statements of Cash Flows for the three
           months ended March 31, 1998 and 1997.........................    4

          Notes to Unaudited Consolidated Financial Statements..........    5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....    9


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings.............................................   10

ITEM 2.   Changes in Securities and Use of Proceeds.....................   10

ITEM 3.   Default Upon Senior Securities................................   10

ITEM 4.   Submission of Matters to a Vote of Security Holders...........   10

ITEM 5.   Other Information.............................................   10

ITEM 6.   Exhibits and Reports on Form 8-K..............................   10

SIGNATURES..............................................................   12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.
            --------------------

                           TRESCOM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                          MARCH 31, DECEMBER 31,
                                                            1998       1997
                                                         -----------------------
                                                          (Unaudited)
                                                         (In thousands, except
                                                             share and per
                                                               share data)
Current assets:
  Cash...................................................  $    102    $  1,481

  Accounts and notes receivable, net of allowance
     for doubtful accounts of $7,918 and $8,149,
     respectively........................................    26,956      31,743
  Other current assets...................................     2,492       2,406
                                                          ---------    --------
Total current assets.....................................    29,550      35,630
Property and equipment, at cost:
  Transmission and communications equipment..............    30,517      29,720
  Furniture, fixtures and other..........................    10,272       9,620
                                                          ---------    --------
                                                             40,789      39,340
  Less accumulated depreciation and amortization.........   (10,894)     (9,668)
                                                          ---------    --------
                                                             29,895      29,672
Other assets:
  Customer bases, net of accumulated amortization of
    $2,650 and $2,385, respectively......................     3,010       3,274
  Excess of cost over net assets of businesses acquired,
    net of accumulated amortization of $3,830 and $3,508,
    respectively.........................................    38,596      38,826
  Other..................................................       940       1,027
                                                           --------    --------
Total assets.............................................  $101,991    $108,429
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................  $    907    $  1,237
  Accrued network costs..................................    18,667      19,497
  Other accrued expenses.................................     4,733       6,365
  Long-term obligations due within one year..............     1,299       1,098
  Deferred revenue and other current liabilities.........     1,762       1,689
                                                           --------    --------
Total current liabilities................................    27,368      29,886
Long-term obligations....................................    19,842      19,593

Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; no shares issued and outstanding........        --          --
   Common stock, $.0419 par value; 50,000,000 shares
     authorized; 12,161,844 shares issued and outstanding;
     12,104,960 shares issued and outstanding ...........       508         505
  Deferred compensation..................................      (391)       (551)
  Additional paid-in capital.............................   108,497     108,354
  Accumulated deficit....................................   (53,833)    (49,358)
                                                           --------    --------
Total shareholders' equity...............................    54,781      58,950
                                                           --------    --------
Total liabilities and shareholders' equity...............  $101,991    $108,429
                                                           ========    ========

                            See accompanying notes.

                           TRESCOM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                        1998          1997
                                                    ----------------------------
                                                        (In thousands, except
                                                           per share data)

Revenues......................................        $  38,137      $  36,143
Cost of services..............................           30,971         27,812
Gross profit..................................            7,166          8,331
Selling, general and administrative...........            9,262          8,108
Depreciation and amortization.................            1,944          1,501
                                                      ---------      ---------
    Operating loss............................           (4,040)        (1,278)
    Interest expense (income), net............              415             (2)
    Other expense, net........................               20             --
                                                      ---------      ---------
Net loss......................................        $  (4,475)     $  (1,276)
                                                      =========      =========

Basic and diluted net loss per share of
   common stock...............................        $   (0.37)     $   (0.11)
                                                      =========      =========

Weighted average number of shares of common
   stock outstanding..........................           12,146         11,816
                                                      =========      =========


                            See accompanying notes.

                           TRESCOM INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)



                                                 Common Stock
                                      --------------------------------
                                                            Additional                               Total
                                                              Paid-in    Deferred    Accumulated  Shareholders'
                                          Shares   Amount     Capital  Compensation    Deficit       Equity
                                      ------------------------------------------------------------------------
                                                            (In thousands, except share data)

Balance at December 31, 1997.........   12,104,960   $ 505    $ 108,354   $  (551)    $(49,358)       $ 58,950
Exercise of stock options............       56,884       3          143        --           --             146
Non-cash compensation expense........           --      --           --       160           --             160
Net loss.............................           --      --           --        --       (4,475)         (4,475)
                                       =======================================================================
Balance at March 31, 1998............   12,161,844   $ 508    $ 108,497   $  (391)    $(53,833)       $ 54,781
                                       =======================================================================


                            See accompanying notes.

                         TRESCOM INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1998            1997
                                                  ------------------------------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................       $ (4,475)        $ (1,276)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization...............          1,944            1,501
   Non-cash compensation ......................            160              162
   Changes in operating assets and liabilities,
   net of effects of acquisitions:
     Accounts and notes receivable.............          4,787           (1,770)
     Other current assets......................           (117)            (355)
     Accounts payable..........................           (330)          (1,195)
     Accrued network costs.....................           (830)           2,263
     Other accrued expenses....................         (1,632)          (1,142)
     Deferred revenue and other current
      liabilities..............................            (20)          (1,611)
                                                      --------         --------
Net cash used in operating activities..........           (513)          (3,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment............           (840)          (1,080)
Expenditures for line installations............            (13)             (72)
                                                      --------         --------
Net cash used in investing activities..........           (853)          (1,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt.............................             --            2,500
Proceeds from revolving  credit agreement, net.            162               --
Repayment of debt..............................             (4)              (4)
Proceeds from stock option exercise ...........            146                7
Principal payments on capital lease obligations           (317)            (176)
                                                      --------         --------
Net cash (used in) provided by financing
 activities....................................            (13)           2,327
                                                      --------         --------
Net change in cash.............................         (1,379)          (2,248)
Cash at beginning of period....................          1,481            6,020
                                                      --------         --------

Cash at end of period..........................       $    102         $  3,772
                                                      --------         --------

Interest paid..................................       $    466         $    163
                                                      --------         --------

Capital lease obligations incurred.............       $    609         $     --
                                                      --------         --------


                            See accompanying notes.

                          TRESCOM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1.    GENERAL

      ORGANIZATION AND BASIS OF PRESENTATION

      TresCom International, Inc. (together with its subsidiaries collectively referred to as the "Company") is a facilities-based long-distance telecommunications carrier focused on international long-distance traffic. The Company offers telecommunications services, including direct dial "1 plus" and toll-free long distance, calling and debit cards, international toll-free service, 24-hour bilingual operator services, intra-island local service in Puerto Rico, private lines, frame relay, international inbound service, international country to country calling services and international callthrough from selected markets.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, the information contained herein reflects all adjustments necessary to make the financial position, results of operations and cash flows for the interim periods a fair presentation. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of results of operations to be expected for the entire fiscal year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reference should be made to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, specifically Note 2, for a summary of the Company's significant accounting policies.

      RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform with current year presentation.

      NEW ACCOUNTING PRONOUNCEMENT

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with SFAS 128.

                          TRESCOM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)



3.    LONG-TERM OBLIGATIONS

      A summary of long-term obligations is as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                     ---------------------------
     Revolving Credit Agreement, interest payable
       monthly at rates based upon the lender's
       commercial lending rate plus 0.5%
       (9.0% at March 31, 1998), maturing in
       July 2002.................................... $  15,808       $  15,645
     Loans payable to the Small Business
       Administration, bearing interest at 4%,
       due in monthly principal and interest
       payments of $3 through February 2015,
       collateralized by a security agreement
       covering certain assets......................       396             401
     Capital leases bearing interest at rates
       ranging from 9% to 11% and payable in
       monthly installments totaling $167...........     4,937           4,645
                                                     ---------       ---------
                                                        21,141          20,691
     Less amounts due within one year...............     1,299           1,098
                                                     ---------       ---------
                                                     $  19,842       $  19,593
                                                     =========       =========

     The Company has a $25,000 revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by the Company's accounts receivable. As of March 31, 1998, availability under the Revolving Credit Agreement was approximately $19,400 of which approximately $16,494 (including approximately $686 of letters of credit) had been utilized. As of March 31, 1998, the Company was in compliance with all covenants contained in the Revolving Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Assets totaling $609 were acquired via a capital lease during the first quarter of 1998.

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1998        1997
                                                    ----------------------------
        Numerator:
            Numerator   for  basic  and   diluted
            earnings per share - net loss
            applicable to common stock.............   $  (4,475)  $  (1,276)

        Denominator:
            Denominator  for  basic  and  diluted
            earnings per share - weighted average
            shares.................................      12,146      11,816
                                                      =========   =========

        Basic  and  diluted  net loss per share
            of common stock........................   $   (0.37)  $   (0.11)
                                                      =========   =========

                          TRESCOM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)




5.    PROPOSED MERGER

      In February 1998, the Company entered into a definitive Agreement and Plan of Merger, which was subsequently amended by Amendments No. 1 and 2, dated as of April 8, 1998 and as of April 16, 1998, respectively, with Primus Telecommunications Group, Incorporated ("Primus") and Taurus Acquisition Corporation, a wholly-owned subsidiary of Primus ("Taurus"). Pursuant to the terms of the Agreement and Plan of Merger, as amended, it is contemplated that Taurus will merge with and into the Company, that the Company will be the surviving corporation and that Primus will acquire 100% of the issued and outstanding shares of the Company's common stock. The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both Primus' and the Company's shareholders and certain regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

      The Company is a facilities-based long-distance telecommunications carrier focused on international long-distance traffic. The Company offers a broad array of competitively priced services, including long distance, calling cards, prepaid debit cards, domestic and international toll-free calling, frame relay and bilingual operator services. The Company derives its revenues by providing international and domestic long-distance services on a wholesale basis to other telecommunications carriers and resellers and on a retail basis to residential and commercial customers ranging in size from small businesses to Fortune 500 companies. Service revenues are based on minutes of use and charged at a rate per minute which varies according to the termination point of the traffic and time of day. All revenues are billed in United States dollars.

      THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

      REVENUES. Revenues increased 5.5%, or $2.0 million, from $36.1 million in the first quarter of 1997, to $38.1 million in the first quarter of 1998. Minutes of use increased 11.5%, or 13.4 million minutes, from 116.8 million in the first quarter of 1997, to 130.2 million in the first quarter of 1998. International traffic accounted for approximately 79% of total revenue in the first quarter of 1997, and approximately 77% of total revenue in the first quarter of 1998. This, combined with continued international wholesale price pressures and changes within the mix of international terminations, caused the overall rate per minute to decline from approximately $0.31 in the first quarter of 1997, to $0.29 in the first quarter of 1998. Historically, international traffic has commanded a higher per minute rate than domestic traffic; however, this gap has been decreasing due to increased international competition and declining international termination costs.

      COSTS OF SERVICES. Costs of services increased 11.5%, or $3.2 million, from $27.8 million in the first quarter of 1997, to $31.0 million in the first quarter of 1998. Costs of services increased instep with the increased volume of traffic carried. On a per minute basis, however, the variable portion of the cost per minute decreased from approximately $0.23 in the first quarter of 1997, to approximately $0.21 in the first quarter of 1998. This decline was offset by the Company's investment in the expansion of its network, represented by higher fixed per minute costs of services.

      GROSS PROFIT. Gross profit decreased 13.3%, or $1.1 million, from $8.3 million in the first quarter of 1997, to $7.2 million in the first quarter of 1998. As a percentage of revenues, gross profit decreased from approximately 23% in the first quarter of 1997 to approximately 19% in the first quarter of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 14.8%, or $1.2 million, from $8.1 million in the first quarter of 1997, to $9.3 million in the first quarter of 1998. This increase was due primarily to increased expenses, such as additional reserves for bad debt. Bad debt expense was $1.0 million and $1.8 million in the first quarter of 1997 and 1998, respectively.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 26.7%, or $0.4 million, from $1.5 million in the first quarter of 1997, to $1.9 million in the first quarter of 1998. This increased expense is due to the depreciation of assets acquired to support continued expansion of the Company's network and amortization related to acquired businesses and customer bases.

      INTEREST EXPENSE, NET. Interest expense, net, increased to $0.4 million in the first quarter of 1998 due to interest associated with the Company's capital leases and borrowings under the Revolving Credit Agreement.

      NET LOSS. Net loss increased 71.1%, or $3.2 million, from $1.3 million in the first quarter of 1997, to $4.5 million in the first quarter of 1998, due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from working capital needs, primarily the cost of services; selling, general and administrative expenses; debt service; and capital costs associated with the expansion of switching and network capacity. The Company is a holding company the principal assets of which are the capital stock of its direct subsidiaries. The Company has no independent means of generating revenues. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Historically, the Company's working capital requirements have been funded primarily from the sale of equity securities, bank borrowings and loans from shareholders.

      As of May 6, 1998, availability under the Revolving Credit Agreement was approximately $21.0 million, of which approximately $15.1 million (including approximately $0.7 million of letters of credit) had been utilized. As of May 6 1998, the Company was in compliance with all covenants contained in the Revolving Credit Agreement.

      During the first quarter of 1998, the Company acquired $0.6 million in assets via a capital lease, financed by a commercial bank. The Company currently has capital commitments of approximately $1.2 million. Pending available financing, the Company has identified approximately $9.0 million of additional capital expenditures designed to expand the Company's operations. The Company currently is reviewing various alternative financing arrangements. There can be no assurance, however, that such alternative financing arrangements will be available, or if available, on terms acceptable to the Company.

      From time to time, the Company evaluates acquisitions of businesses and customer bases which complement the business of the Company. Depending on the cash requirements of potential transactions, the Company may finance transactions with cash flow from operations, with funds from the Revolving Credit Agreement or may raise additional funds by pursuing various financing vehicles such as new bank financing or one or more public offerings or private placements of the Company's securities. The Company, however, has no present understanding, commitment or agreement with respect to any acquisition and there can be no assurance that any such acquisition will occur, or that the funds to finance any such acquisition will be available on reasonable terms or at all.

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

      Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, for a description of certain factors which may affect the Company's future results.

PROPOSED MERGER

      In February 1998, the Company entered into a definitive Agreement and Plan of Merger, which was subsequently amended by Amendments No. 1 and 2, dated as of April 8, 1998 and April 16, 1998, respectively, with Primus and Taurus. Pursuant to the terms of the Agreement and Plan of Merger, as amended, it is contemplated that Taurus will merge with and into the Company, that the Company will be the surviving corporation and that Primus will acquire 100% of the issued and outstanding shares of the Company's common stock. The transaction is expected to be completed during the second quarter of 1998 and is subject to, among other things, the approval of both Primus' and the Company's shareholders and certain regulatory authorities.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      This requirement currently is not applicable to the Company.

                                   PART II
                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        ------------------

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------

        None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.
        -------------------------------

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

        None.

ITEM 5. OTHER INFORMATION.
        ------------------

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)    EXHIBITS

        *2.1 Amendment No. 1 to Agreement and Plan of Merger, dated as of April 8, 1998, by and among the Company, Primus Telecommunications Group, Incorporated and Taurus Acquisition Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 10, 1998).

        *2.2 Amendment No. 2 to Agreement and Plan of Merger, dated as of April 16, 1998, by and among the Company, Primus Telecommunications Group, Incorporated and Taurus Acquisition Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 24, 1998).

        *10.1 Amendment No. 1 to the Stockholder Agreement, dated as of April 16, 1998, by and among Primus Telecommunications Group, Incorporated, Taurus Acquisition Corporation, K. Paul Singh, Warburg, Pincus Investors, L.P. and the Company (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 24, 1998).

        27.1 Financial Data Schedule for the quarterly period ended March 31, 1998.

        27.2 Restated Financial Data Schedule for the quarterly period ended March 31, 1997.

---------------------

*   Incorporated herein by reference.

        (b)    REPORTS ON FORM 8-K

               On February 9, 1998, the Company filed a report on Form 8-K, under Item 5, disclosing that the Company, Primus Telecommunications Group, Incorporated ("Primus") and Taurus Acquisition Corporation ("Taurus") had entered into a definitive Agreement and Plan of Merger providing for the merger of the Company and Taurus and the acquisition by Primus of 100% of the issued and outstanding shares of the Company's common stock.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Lauderdale, State of Florida, on the 14th of May, 1998.

                                    TRESCOM INTERNATIONAL, INC.
                                            (Registrant)


                                    By:   /S/ WESLEY T. O'BRIEN
                                       -----------------------------------------
                                       Wesley T. O'Brien
                                       President and Chief Executive Officer




                                    By:   /S/ MICHAEL BRACHFELD
                                       -----------------------------------------
                                       Michael Brachfeld
                                       Principal Financial and Accounting
                                       Officer

                                EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

   *2.1 Amendment No. 1 to Agreement and Plan of Merger, dated as of April 8, 1998, by and among the Company, Primus Telecommunications Group, Incorporated and Taurus Acquisition Corporation (filed as Exhibit
             2.1 to the Company's  Current  Report on Form 8-K,  dated April 10,
             1998).
   *2.2 Amendment No. 2 to Agreement and Plan of Merger, dated as of April 16, 1998, by and among the Company, Primus Telecommunications Group, Incorporated and Taurus Acquisition Corporation (filed as
             Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 24, 1998).
  *10.1 Amendment No. 1 to the Stockholder Agreement, dated as of April 16, 1998, by and among Primus Telecommunications Group, Incorporated, Taurus Acquisition Corporation, K. Paul Singh, Warburg, Pincus Investors, L.P. and the Company (filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 24, 1998).
   27.1      Financial  Data  Schedule for  the  quarterly  period  ended  March
             31, 1998.
   27.2 Restated Financial Data Schedule for the quarterly period ended March 31, 1997.

---------------------

*   Incorporated herein by reference.